Form 10-Q
period 1999-03-31
ICG HOLDINGS INC
filed 1999-05-17
CIK 1001131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                        (Commission File Number 1-11965)
                            ICG COMMUNICATIONS, INC.
                        (Commission File Number 1-11052)
                           ICG HOLDINGS (CANADA) CO.
                        (Commission File Number 33-96540)
                               ICG HOLDINGS, INC.
           (Exact names of registrants as specified in their charters)


-----------------------------------------  -------------------------------------
Delaware                                   84-1342022
Nova Scotia                                Not Applicable
Colorado                                   84-1158866
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)
-----------------------------------------  -------------------------------------
161 Inverness Drive West                   Not applicable
Englewood, Colorado 80112

161 Inverness Drive West                   c/o ICG Communications, Inc.
Englewood, Colorado 80112                  161 Inverness Drive West
                                           Englewood, Colorado 80112

161 Inverness Drive West                   Not applicable
Englewood, Colorado 80112
(Address of principal executive offices)   (Address of U.S. agent for service)
-----------------------------------------  -------------------------------------
Registrants' telephone numbers, including area codes:
                        (888) 424-1144 or (303) 414-5000

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No

         The number of registrants' outstanding common shares as of May 14, 1999 were 46,999,988, 31,931,558 and 1,918, respectively. ICG Canadian Acquisition, Inc., a wholly owned subsidiary of ICG Communications, Inc., owns all of the issued and outstanding common shares of ICG Holdings (Canada) Co. ICG Holdings (Canada) Co. owns all of the issued and outstanding shares of ICG Holdings, Inc.

                                TABLE OF CONTENTS




PART I  ....................................................................   3
    ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .................   3
               Consolidated Balance Sheets as of December 31, 1998 and
                March 31, 1999 (unaudited)..................................   3
               Consolidated Statements of Operations (unaudited) for the
                Three Months Ended March 31, 1998 and 1999..................   5
               Consolidated Statement of Stockholders' Deficit (unaudited)
                for the Three Months Ended March 31, 1999 ..................   7
               Consolidated Statements of Cash Flows (unaudited) for the
                Three Months Ended March 31, 1998 and 1999 .................   8
               Notes to Consolidated Financial Statements, December 31,
                1998 and March 31, 1999 (unaudited).........................  10
    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS  ..................................  23
    ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..  38

PART II   ..................................................................  40
    ITEM 1.    LEGAL PROCEEDINGS ...........................................  40
    ITEM 2.    CHANGES IN SECURITIES .......................................  40
    ITEM 3.    DEFAULTS UPON SENIOR SECURITIES .............................  40
    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS .......  40
    ITEM 5.    OTHER INFORMATION ...........................................  40
    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ............................  40
               Exhibits ....................................................  40
               Reports on Form 8-K .........................................  41

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                December 31, 1998 and March 31, 1999 (unaudited)


                                                             December 31,           March 31,
                                                                 1998                 1999
                                                           ------------------    ----------------
    Assets                                                            (in thousands)
    Current assets:
       Cash, cash equivalents and restricted cash           $    210,831               291,876
       Short-term investments available for sale                  52,000                46,660
       Marketable trading securities (note 4)                          -                30,439
       Receivables:
          Trade, net of allowance of $15,473 and
            $18,355 at December 31, 1998 and March
            31, 1999, respectively (note 6)                      132,920               174,105
          Revenue earned, but unbilled                            11,063                12,557
          Other                                                    1,156                11,040
                                                           ------------------    ----------------
                                                                 145,139               197,702

       Inventory                                                   2,821                 3,223
       Prepaid expenses and deposits                              12,036                15,697
                                                           ------------------    ----------------

          Total current assets                                   422,827               585,597
                                                           ------------------    ----------------

    Property and equipment                                     1,112,067             1,282,273
       Less accumulated depreciation                            (177,933)             (215,106)
                                                           ------------------    ----------------
          Net property and equipment                             934,134             1,067,167
                                                           ------------------    ----------------

    Restricted cash                                               16,912                15,527
    Investments in debt securities available for
        sale and restricted preferred stock (note 4)                   -                27,466
    Other assets, net of accumulated amortization:
       Goodwill                                                  130,503               129,184
       Deferred financing costs                                   35,958                34,818
       Transmission and other licenses                             5,659                 1,920
       Deposits and other                                         25,189                15,580
                                                           ------------------    ----------------
                                                                 197,309               181,502
                                                           ------------------    ----------------

    Net non-current assets of discontinued
       operations (note 3)                                        54,243                     -
                                                           ------------------    ----------------

          Total assets (note 7)                             $  1,625,425             1,877,259
                                                           ==================    ================
                                                                                      (Continued)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                                            December 31,            March 31,
                                                                                1998                   1999
                                                                         -------------------    -------------------
Liabilities and Stockholders' Deficit                                                 (in thousands)
Current liabilities:
   Accounts payable                                                      $      33,781                 36,003
   Accrued liabilities                                                          55,816                 92,625
   Deferred revenue                                                              9,892                 10,337
   Deferred gain on sale (note 3)                                                    -                 22,195
   Current portion of capital lease obligations
      (note 6)                                                                   5,086                  8,311
   Current portion of long-term debt (note 5)                                       46                    861
   Net current liabilities of discontinued operations
      (note 3)                                                                  23,272                    934
                                                                         -------------------    -------------------
      Total current liabilities                                                127,893                171,266
                                                                         -------------------    -------------------

Capital lease obligations, less current portion
   (note 6)                                                                     63,359                 68,227
Long-term debt, net of discount, less current portion
   (note 5)                                                                  1,598,998              1,676,954
                                                                         -------------------    -------------------

   Total liabilities                                                         1,790,250              1,916,447
                                                                         -------------------    -------------------

Redeemable preferred stock of subsidiary ($358.5
   million liquidation value at March 31, 1999) (note 5)                       338,310                350,787

Company-obligated mandatorily redeemable preferred
   securities of subsidiary limited liability
   company which holds solely Company preferred
   stock ($133.4 million liquidation value at March
   31, 1999)                                                                   128,042                128,137

Stockholders' deficit:
   Common stock, $0.01 par value, 100,000 shares authorized;
     46,360,185 and 46,771,679 shares issued and outstanding at
     December 31, 1998 and March 31, 1999, respectively                            584                    468
   Additional paid-in capital                                                  577,820                584,170
   Accumulated deficit                                                      (1,209,462)            (1,102,750)
   Accumulated other comprehensive loss                                           (119)                     -
                                                                         -------------------    -------------------
      Total stockholders' deficit                                             (631,177)              (518,112)
                                                                         -------------------    -------------------

Commitments and contingencies (notes 5 and 6)

      Total liabilities and stockholders' deficit                        $    1,625,425             1,877,259
                                                                         ===================    ===================

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (unaudited)
                   Three Months Ended March 31, 1998 and 1999


                                                                             Three months ended March 31,
                                                                        ---------------------------------------
                                                                              1998                  1999
                                                                        -----------------     -----------------
                                                                        (in thousands, except per share data)
Revenue (note 7)                                                        $      78,867               129,519

Operating costs and expenses:
   Operating costs                                                             61,515                70,176
   Selling, general and administrative expenses                                42,326                48,893
   Depreciation and amortization (note 7)                                      13,603                39,031
   Net loss (gain) on disposal of long-lived assets                               505                  (908)
                                                                        -----------------     -----------------
      Total operating costs and expenses                                      117,949               157,192
                                                                        -----------------     -----------------

      Operating loss                                                          (39,082)              (27,673)

Other income (expense):
   Interest expense (note 7)                                                  (34,471)              (47,441)
   Interest income                                                              5,502                 4,105
   Other expense, net, including unrealized gain on marketable
     trading securities                                                          (321)                 (504)
                                                                        -----------------     -----------------
                                                                              (29,290)              (43,840)
                                                                        -----------------     -----------------

Loss from continuing operations before preferred dividends and
   extraordinary gain                                                         (68,372)              (71,513)
Accretion and preferred dividends on preferred securities of
   subsidiaries                                                               (13,192)              (14,804)
                                                                        -----------------     -----------------

Loss from continuing operations before extraordinary gain                     (81,564)              (86,317)
Loss from discontinued operations                                             (20,191)                    -
Extraordinary gain on sales of operations of NETCOM, net of income
   taxes of $6.4 million (note 3)                                                   -               193,029
                                                                        -----------------     -----------------

     Net (loss) income                                                  $    (101,755)              106,712
                                                                        =================     =================

Other comprehensive income - foreign currency translation adjustment              105                     -
                                                                        -----------------     -----------------

     Comprehensive (loss) income                                        $    (101,650)              106,712
                                                                        =================     =================

Net (loss) earnings per share - basic and diluted:
   Loss from continuing operations                                      $       (1.84)                (1.85)
   Loss from discontinued operations                                            (0.46)                    -
   Extraordinary gain on sales of operations of NETCOM                              -                  4.14
                                                                        -----------------     -----------------
     Net (loss) earnings per share - basic and diluted                  $       (2.30)                 2.29
                                                                        =================     =================

Weighted average number of shares outstanding - basic and diluted              44,311                46,538
                                                                        =================     =================

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Deficit (unaudited)
                        Three Months Ended March 31, 1999

                                                                                                     Accumulated
                                                      Common stock        Additional                    other           Total
                                                -----------------------     paid-in    Accumulated  comprehensive    stockholders'
                                                   Shares      Amount       capital      deficit         loss          deficit
                                                ----------- ----------- ------------- ------------- --------------- --------------
                                                                                    (in thousands)

Balances at January 1, 1999                        46,360   $    584       577,820     (1,209,462)       (119)        (631,177)
   Shares issued for cash in connection with the
     exercise of options and warrants                 232          2         2,767              -           -            2,769
   Shares issued for cash in connection with the
     employee stock purchase plan                      82          1         1,387              -           -            1,388
   Shares issued as contribution to 401(k) plan        98          1         2,076              -           -            2,077
   Exchange of ICG Holdings (Canada) Co.
     common shares for ICG common stock                 -       (120)          120              -           -                -
   Reversal of cumulative foreign currency
     translation adjustment (note 3)                    -          -             -              -         119              119
   Net income                                           -          -             -        106,712           -          106,712
                                                ----------- ----------- ------------- ------------- --------------- --------------
Balances at March 31, 1999                         46,772   $      468     584,170     (1,102,750)          -         (518,112)
                                                =========== =========== ============= ============= =============== ==============


          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)
                   Three Months Ended March 31, 1998 and 1999

                                                                                              Three months ended March 31,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------     ----------------
                                                                                                     (in thousands)

Cash flows from operating activities:
   Net (loss) income                                                                      $    (101,755)            106,712
   Loss from discontinued operations                                                             20,191                   -
   Extraordinary gain on sales of operations                                                          -            (193,029)
   Adjustments to reconcile net (loss) income to net cash used by operating activities:
       Recognition of deferred gain                                                                   -              (3,805)
       Accretion and preferred dividends on preferred securities of
         subsidiaries                                                                            13,192              14,804
       Depreciation and amortization                                                             13,603              39,031
       Provision for uncollectible accounts                                                       2,582               3,651
       Interest expense deferred and included in long-term debt                                  31,885              46,283
       Interest expense deferred and included in capital lease obligations                        1,528               1,082
       Amortization of deferred financing costs included in interest expense                        701               1,406
       Interest expense capitalized on assets under construction                                 (3,000)             (3,168)
       Contribution to 401(k) plan through issuance of common stock                                 464               2,077
       Net loss (gain) on disposal of long-lived assets                                             505                (908)
       Unrealized gain on marketable trading securities                                               -                (439)
       Change in operating assets and liabilities, excluding the effects of dispositions and non-cash transactions:
            Receivables                                                                          (6,054)            (47,767)
            Inventory                                                                              (215)               (197)
            Prepaid expenses and deposits                                                         1,155              (2,873)
            Accounts payable and accrued liabilities                                             16,549              (8,330)
            Deferred revenue                                                                      2,130               1,637
                                                                                          ----------------     ----------------
               Net cash used by operating activities                                             (6,539)            (43,833)
                                                                                          ----------------     ----------------
Cash flows from investing activities:
  Increase in long-term notes receivable from affiliates and others                              (4,943)                  -
  Acquisition of property, equipment and other assets                                           (65,748)           (101,957)
  Payments for construction of corporate headquarters                                            (4,944)                  -
  Proceeds from sales of operations of NETCOM, net of cash included in sale                           -             252,881
  Proceeds from disposition of property, equipment and other assets                                 283               4,302
  Proceeds from sale of corporate headquarters, net of selling and other costs                   26,859                   -
  Proceeds from sales of short-term investments available for sale                               83,281               5,340
  Decrease in restricted cash                                                                     1,893               1,385
  Purchase of investments                                                                             -             (27,466)
  Purchase of minority interest in subsidiary                                                         -              (4,189)
                                                                                          ----------------     ----------------
       Net cash provided by investing activities                                                 36,681             130,296
                                                                                          ----------------     ----------------
                                                                                                                    (Continued)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                                                             Three months ended March 31,
                                                                                        ----------------------------------------
                                                                                              1998                    1999
                                                                                        ------------------     -----------------
                                                                                                    (in thousands)

Cash flows from financing activities:
      Proceeds from issuance of common stock:
      Sale by subsidiary                                                                $       3,385                  -
      Exercise of options and warrants                                                          4,836                2,769
      Employee stock purchase plan                                                                411                1,388
  Proceeds from issuance of long-term debt                                                    300,571                    -
  Deferred long-term debt issuance costs                                                       (9,575)                   -
  Principal payments on capital lease obligations                                              (2,787)              (1,858)
  Principal payments on long-term debt                                                           (413)                (589)
  Payments of preferred dividends                                                              (2,231)              (2,231)
                                                                                        ------------------     -----------------
      Net cash provided (used) by financing activities                                        294,197                 (521)
                                                                                        ------------------     -----------------

      Net increase in cash, cash equivalents and restricted cash                               324,339              85,942
      Net cash used by discontinued operations                                                   (393)              (4,897)
Cash, cash equivalents and restricted cash, beginning of period                               118,569              210,831
                                                                                        ------------------     =================
Cash, cash equivalents and restricted cash, end of period                                $    442,515              291,876
                                                                                        ==================     =================


Supplemental disclosure of cash flows information of continuing operations:
   Cash paid for interest                                                               $         3,357              1,838
                                                                                        ==================     =================
   Cash paid for income taxes                                                           $             -                409
                                                                                        ==================     =================

Supplemental schedule of non-cash investing and financing activities of continuing operations:
      Acquisition of corporate headquarters assets through the issuance
        of long-term debt and conversion of security deposit (note 5)                   $             -             33,719
                                                                                        ==================     =================
      Assets acquired under capital leases                                              $             -              3,760
                                                                                        ==================     =================

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                December 31, 1998 and March 31, 1999 (unaudited)


(1)      Organization and Nature of Business

         ICG Communications, Inc., a Delaware corporation ("ICG"), was incorporated on April 11, 1996 and is the publicly-traded U.S. parent company of ICG Funding, LLC, a special purpose Delaware limited liability company ("ICG Funding"), ICG Holdings (Canada) Co., a Nova Scotia unlimited liability company ("Holdings-Canada"), ICG Holdings, Inc., a Colorado corporation ("Holdings"), and ICG Services, Inc., a Delaware corporation ("ICG Services"), and their subsidiaries. ICG and its subsidiaries are collectively referred to as the "Company."

         On January 21, 1998, the Company completed a merger with NETCOM On-Line Communication Services, Inc. ("NETCOM"). At the effective time of the merger, each outstanding share of NETCOM common stock, $.01 par value, was automatically converted into shares of ICG common stock, $.01 par value ("ICG Common Stock"), at an exchange ratio of 0.8628 shares of ICG Common Stock per NETCOM common share. The Company issued approximately 10.2 million shares of ICG Common Stock in connection with the merger, valued at approximately $284.9 million on the date of the merger. The business combination was accounted for as a pooling of interests. On February 17 and March 16, 1999, the Company completed the sales of the operations of NETCOM (see note 3) and, accordingly, the Company's consolidated financial statements prior to March 16, 1999 reflect the operations and net assets of NETCOM as discontinued. In conjunction with the sales, the legal name of the NETCOM subsidiary was changed to ICG PST, Inc. ("PST") (see note 3).

         The Company's principal business activity is telecommunications services, including Telecom Services, Network Services and Satellite Services. Telecom Services consists primarily of the Company's competitive local exchange carrier operations which provide local, long distance and data services to business end users, Internet service providers ("ISPs") and long distance carriers and resellers. Additionally, in February 1999, the Company began marketing Internet access and enhanced network services to ISPs and other telecommunications providers. Network Services supplies information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end users, including Fortune 1000 firms and other large businesses and telecommunications companies. Satellite Services consists of satellite voice, data and video services provided to major cruise ship lines, the U.S. Navy, the offshore oil and gas industry and integrated communications providers.

(2)      Significant Accounting Policies

         (a)   Basis of Presentation

               The Company's financial statements should be read in conjunction with ICG's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

               All significant intercompany accounts and transactions have been eliminated in consolidation.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)      Significant Accounting Policies (continued)

         (b)   Cash, Cash Equivalents and Restricted Cash

               The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Restricted cash of $19.9 million, held as collateral by a third party and remitted to the Company subsequent to March 31, 1999, is included in cash, cash equivalents and restricted cash in the accompanying consolidated balance sheet.

         (c)   Investments

               The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale. Available for sale investments are carried at amortized cost, which approximates fair market value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income or loss. Realized gains and losses and declines in value judged to be other than temporary are included in the statement of operations.

               Marketable securities consist of investments in common stock and are stated at fair market value as determined by the most recently traded price of the securities at the balance sheet date, net of estimated costs of disposition. The Company's marketable securities are accounted for as trading securities, with realized and unrealized gains and losses included in the statement of operations.

               Investments in common or preferred stock for which there is no public trading market and which represent less than a 20% equity interest in the investee company are accounted for using the cost method, unless the Company exercises significant influence and/or control over the operations of the investee company, in which case the equity method is used.

         (d)   Net (Loss) Earnings Per Share

               Basic and diluted net (loss) earnings per share is calculated by dividing net (loss) earnings by the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding represents ICG Common Stock outstanding for the three months ended March 31, 1999 and combined ICG Common Stock and Holdings-Canada Class A common shares outstanding for the three months ended March 31, 1998. Potential common stock, which include options, warrants and convertible subordinated notes and preferred securities, are not included in the net
               (loss) earnings per share calculation as their effect is anti-dilutive. The Company has presented net (loss) earnings per share from discontinued operations and extraordinary gain on sales of operations of NETCOM in the consolidated statement of operations for all periods presented.

         (e)   Reclassifications

               Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)      Discontinued Operations

         Loss from discontinued operations consists of the following:

                                                              Three months ended
                                                                   March 31,
                                                      -----------------------------------
                                                           1998                1999
                                                      ----------------    ---------------
                                                                 (in thousands)

         Zycom (a)                                    $     (2,397)              -
         NETCOM (b)                                        (17,794)              -
                                                      ----------------    ---------------
             Loss from discontinued operations        $    (20,191)              -
                                                      ================    ===============

         (a)    Zycom

               The Company owns a 70% interest in Zycom Corporation ("Zycom") which, through its wholly owned subsidiary, Zycom Network Services, Inc. ("ZNSI"), operated an 800/888/900 number services bureau and a switch platform in the United States and supplied information providers and commercial accounts with audiotext and customer support services. In June 1998, Zycom was notified by its largest customer of the customer's intent to transfer its call traffic to another service bureau. In order to minimize the obligation that this loss in call traffic would generate under Zycom's volume discount agreements with AT&T Corp. ("AT&T"), its call transport provider, ZNSI entered into an agreement on July 1, 1998 with an unaffiliated entity, ICN Limited ("ICN"), whereby ZNSI assigned the traffic of its largest audiotext customer and its other 900-number customers to ICN, effective October 1, 1998. As part of this agreement, ICN assumed all minimum call traffic volume obligations to AT&T.

               The call traffic assigned to ICN represented approximately 86% of Zycom's revenue for the year ended December 31, 1998. The loss of this significant portion of Zycom's business, despite management's best efforts to secure other sources of revenue, raised substantial doubt as to Zycom's ability to operate in a manner which would benefit Zycom's or the Company's shareholders. Accordingly, on August 25, 1998, Zycom's board of directors approved a plan to wind down and ultimately discontinue Zycom's operations. On October 22, 1998, Zycom completed the transfer of all customer traffic to other providers. On January 4, 1999, the Company completed the sale of the remainder of Zycom's long-lived operating assets to an unrelated third party for total proceeds of $0.2 million. As Zycom's assets were recorded at estimated fair market value at December 31, 1998, no gain or loss was recorded on the sale during the three months ended March 31, 1999. Zycom anticipates the disposition of its remaining assets and the discharge of its remaining operating liabilities will be completed in 1999.

               The Company's consolidated financial statements reflect the operations of Zycom as discontinued for all periods presented. Zycom reported net losses from operations of approximately $1.2 million for the period from August 25, 1998 to December 31, 1998 and reported no income or losses from operations for the three months ended March 31, 1999. The Company has accrued for all expected future net losses of Zycom. Included in net current liabilities and net non-current assets of discontinued operations in the Company's consolidated balance sheets are the following accounts of Zycom:

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)      Discontinued Operations (continued)

                                                                            December 31,            March 31,
                                                                               1998                   1999
                                                                        -------------------    ------------------
                                                                                      (in thousands)
               Cash, cash equivalents and restricted cash               $            47                    -
               Receivables, net                                                      90                    -
               Prepaid expenses and deposits                                         11                    1
               Accounts payable and accrued liabilities                          (1,092)                (935)
                                                                        -------------------    ------------------

                   Net current liabilities of Zycom                     $          (944)                (934)
                                                                        ===================    ==================

               Net non-current assets of Zycom - property and
                   equipment, net                                       $           220                    -
                                                                        ===================    ==================

         (b)   NETCOM

               On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an ISP located in Atlanta, Georgia ("MindSpring"). Total proceeds from the sale were $245.0 million, consisting of $215.0 million in cash and 376,116 shares of common stock of MindSpring, valued at approximately $79.76 per share at the time of the transaction. Assets and liabilities sold to MindSpring include those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. In conjunction with the sale to MindSpring, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company. MindSpring is utilizing the Company's network capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. Over the term of the one-year agreement, MindSpring is required to pay the Company a minimum of $27.0 million for the Company's network capacity, although such minimum is subject to increase dependent upon network usage. In addition, the Company is receiving for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM, estimated to be approximately $10.0 million for the term of the agreement. The Company, through PST, is currently utilizing the retained network operating assets to provide wholesale capacity and other enhanced network services to MindSpring and intends to provide similar services to other ISPs and telecommunications providers in the future. The carrying value of the assets retained by the Company was approximately $21.7 million, including approximately $17.5 million of network equipment, on February 17, 1999. The Company also retained approximately $11.3 million of accrued liabilities and capital lease obligations.

               On March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations for total proceeds of approximately $41.1 million. MetroNET Communications Corp., a Canadian entity, and Providence Equity Partners, located in Providence, Rhode Island ("Providence"), together purchased the 80% interest in NETCOM Canada Inc. owned by NETCOM for approximately $28.9 million in cash. Additionally, Providence purchased all of the capital stock of NETCOM Internet Access Services Limited, NETCOM's operations in the United Kingdom, for approximately $12.2 million in cash.

               During the three months ended March 31, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $193.0 million, net of income taxes of approximately $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses from operations of

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)      Discontinued Operations (continued)

               NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Additionally, since the Company expects to generate operating costs in excess of revenue under its network capacity agreement with MindSpring and the terms of the sale agreement were dependent upon and negotiated in conjunction with the terms of the network capacity agreement, the Company deferred approximately $26.0 million of the proceeds from the sale agreement to be applied on a periodic basis to the network capacity agreement. The deferred proceeds will be recognized in the Company's statement of operations as the Company incurs cash operating losses under the network capacity agreement.
               Accordingly, the Company does not expect to recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring, will be recognized in the Company's consolidated statement of operations as incurred. Since the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations. For fiscal 1996, 1997 and 1998, NETCOM reported revenue of $120.5 million, $160.7 million and $164.6 million, respectively.

(4)      Investments

         As discussed in note 3, the Company received 376,116 shares of common stock of MindSpring, valued at $79.76 per share, or $30.0 million, at the time of the transaction, as partial consideration for the sale of the domestic operations of NETCOM. In April 1999, the Company sold its investment in MindSpring for net proceeds of approximately $30.4 million. The Company has recorded an unrealized gain of approximately $0.4 million in its statement of operations for the three months ended March 31, 1999. The Company's investment in MindSpring is included in marketable trading securities in the accompanying consolidated balance sheet.

         On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock (the "NorthPoint Preferred Stock") of NorthPoint Communications Holdings, Inc., a Delaware corporation and competitive local exchange carrier ("CLEC") based in San Francisco, California ("NorthPoint"). The NorthPoint Preferred Stock has no voting rights and is ultimately convertible into a voting class of common stock of NorthPoint, at an exchange price which represents a discount, as provided in the relevant documentation, to the initial public offering price of NorthPoint's common stock. The Company is restricted from selling the NorthPoint Preferred Stock or securities obtained upon conversion of the
         NorthPoint Preferred Stock until March 23, 2000. On May 5, 1999, NorthPoint completed the initial public offering of its common stock, at which time the NorthPoint Preferred Stock, and additional shares of NorthPoint Preferred Stock obtained as a result of stock splits, were automatically converted into shares of Class B common stock, a nonvoting class of common stock of NorthPoint (the "NorthPoint Class B Shares"), which are convertible on or after March 23, 2000 on a one-for-one basis into a voting class of common stock of NorthPoint. The Company will account for its investment in NorthPoint under the cost method of accounting until the NorthPoint Class B Shares are converted into voting and tradable common stock of NorthPoint, after which the investment will be classified as a trading security.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(5)        Long-term Debt and Redeemable Preferred Stock of Subsidiary

            Long-term debt is summarized as follows:

                                                                               December 31,            March 31,
                                                                                   1998                   1999
                                                                           ---------------------    -----------------
                                                                                        (in thousands)

           9 7/8% Senior discount notes of ICG Services, net of discount   $        266,918               273,401
           10% Senior discount notes of ICG Services, net of discount               327,699               335,793
           11 5/8% Senior discount notes of Holdings, net of discount               122,528               126,006
           12 1/2% Senior discount notes of Holdings, net of discount               414,864               427,565
           13 1/2% Senior discount notes of Holdings, net of discount               465,886               481,412
           Mortgage payable with interest at 8 1/2%, due monthly
             into 2009, secured by building                                             1,084                 1,073
           Mortgage payable with variable rate of interest (14.34% at
             March 31, 1999), due monthly into 2013, secured by
             corporate headquarters (a)                                                   -                32,500
           Other                                                                         65                    65
                                                                           ---------------------    -----------------
                                                                                  1,599,044             1,677,815
              Less current portion                                                      (46)                 (861)
                                                                           ---------------------    -----------------
                                                                           $      1,598,998             1,676,954
                                                                           =====================    =================

             (a)  Note Payable

                  Effective January 1, 1999, the Company purchased ICG's corporate headquarters building, land and improvements (collectively, the "Corporate Headquarters") for approximately $43.7 million, which amount represents historical cost and approximates fair value. The Company, through a newly formed subsidiary, financed the purchase primarily through a mortgage secured by the Corporate Headquarters. Payments on the mortgage are due monthly through January 31, 2013, at an initial interest rate of 14.34% per annum, which rate increases annually by 0.003%. The seller of the Corporate Headquarters has retained an option to repurchase the Corporate Headquarters at the original sales price, which option is exercisable from January 1, 2004 through January 31, 2012.

             Redeemable preferred stock of subsidiary is summarized as follows:

                                                                               December 31,               March 31,
                                                                                   1998                      1999
                                                                           ----------------------     -------------------
                                                                                          (in thousands)
             14% Exchangeable preferred stock of Holdings,
               mandatorily redeemable in 2008                              $        124,867                 129,444
             14 1/4% Exchangeable preferred stock of Holdings,
               mandatorily redeemable in 2007                                       213,443                 221,343
                                                                           ----------------------     -------------------
                                                                           $        338,310                 350,787
                                                                           ======================     ===================

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)      Commitments and Contingencies

         (a)   Network Construction

               In March 1996, the Company and Southern California Edison Company ("SCE") entered into a 25-year agreement under which the Company will license 1,258 miles of fiber optic cable in Southern California, and can install up to 500 additional miles of fiber optic cable. This network, which will be maintained and operated primarily by the Company, stretches from Los Angeles to southern Orange County. Under the terms of this agreement, SCE is entitled to receive an annual fee for ten years, certain fixed quarterly payments, a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under the agreement totaled approximately $134.5 million at March 31, 1999. The agreement has been accounted for as a capital lease in the accompanying consolidated balance sheets.

               In June 1997, the Company entered into an indefeasible right of use ("IRU") agreement with Qwest Communications Corporation ("Qwest") for approximately 1,800 miles of fiber optic network and additional broadband capacity in California, Colorado, Ohio and the Southeast. Network construction is ongoing and is expected to be completed in 1999. The Company is responsible for payment on the construction as segments of the network are completed and has incurred approximately $20.2 million as of March 31, 1999, with remaining costs anticipated to be approximately $14.8 million. Additionally, the Company has committed to purchase $6.0 million in network capacity from Qwest prior to the end of 1999, of which the Company has purchased $2.5 million as of March 31, 1999.

         (b)   Network Capacity and Line Purchase Commitments

               In November 1998, the Company entered into two service agreements with WorldCom Network Services, Inc. ("WorldCom"). Both of the agreements have three-year terms and were effective in September 1998. Under the Telecom Services Agreement, WorldCom provides, at designated rates, switched telecommunications services and other related services to the Company, including termination services, toll-free origination, switched access, dedicated access and travel card services. Under the Carrier Digital Services Agreement, WorldCom provides the Company, at designated rates, with the installation and operation of dedicated digital telecommunications interexchange services, local access and other related services, which the Company believes expedites service availability to its customers. Both agreements require that the Company provide WorldCom with certain minimum monthly revenue, which if not met, would require payment by the Company for the difference between the minimum commitment and the actual monthly revenue. Additionally, both agreements limit the Company's ability to utilize vendors other than WorldCom for certain telecommunications services specified in the agreements. The Company's policy is to accrue and include in operating costs the effect of any shortfall in minimum revenue commitments under these agreements in the period in which the shortfall occurred. The Company has successfully achieved all minimum revenue commitments to WorldCom under these agreements through March 31, 1999.

               In March 1999, the Company entered into an agreement with NorthPoint, which designates NorthPoint as the Company's exclusive digital subscriber line ("DSL") provider through June 1, 2001. Under the agreement, the Company is required to purchase 49,000 digital subscriber lines before June 1, 2001 at designated intervals. In return, the Company receives substantial DSL service price discounts and enhanced market access from NorthPoint. Price discounts are determined pursuant to a graduated schedule based on the number of digital subscriber lines purchased by the Company, with maximum discounts achieved by purchasing 75,000 digital subscriber lines over the two-year term.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)      Commitments and Contingencies (continued)

               The Company's policy is to accrue and include in operating costs the effect of any shortfall in DSL installations under its agreement with NorthPoint in the period in which the shortfall occurred. The 49,000 digital subscriber line purchase requirement and the price discounts are adjustable based on NorthPoint's compliance with a commitment schedule of DSL service availability for various U.S. locations.

               Additionally, the Company agreed to sell its existing DSL equipment to NorthPoint, for total proceeds of approximately $2.7 million.

         (c)   Other Commitments

               The Company has entered into various equipment purchase agreements with certain of its vendors. Under these agreements, if the Company does not meet a minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. In addition, the agreements may be terminated by either the Company or the vendor upon prior written notice.

               Additionally, the Company has entered into certain commitments to purchase capital assets with an aggregate purchase price of approximately $91.9 million at March 31, 1999.

         (d)  Transport and Termination Charges

              The Company has recorded revenue of approximately $4.9 million, $58.3 million and $30.8 million for fiscal 1997, fiscal 1998 and the three months ended March 31, 1999, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of incumbent local exchange carriers ("ILECs") pursuant to various interconnection agreements. The ILECs have not paid most of the bills they have received from the Company and have disputed substantially all of these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal laws and public policies.

              The resolution of these disputes will be based on rulings by state public utility commissions and/or by the Federal Communications Commission ("FCC"). To date, there have been favorable final rulings from 31 state public utility commissions that ISP traffic is subject to the payment of reciprocal compensation under current interconnection agreements. Many of these state commission decisions have been appealed by the ILECs. On February 25, 1999, the FCC issued a decision that ISP-bound traffic is largely jurisdictionally interstate traffic. The decision relies on the long-standing federal policy that ISP traffic, although jurisdictionally interstate, is treated as though it is local traffic for pricing purposes. The decision also emphasizes that because there are no federal rules governing intercarrier compensation for ISP traffic, the determination as to whether such traffic is subject to reciprocal compensation under the terms of interconnection agreements properly is made by the state commissions and that carriers are bound by their interconnection agreements and state commission decisions regarding the payment of reciprocal compensation for ISP traffic. The FCC has initiated a rulemaking proceeding regarding the adoption of prospective federal rules for intercarrier compensation for ISP traffic. In its notice of rulemaking, the FCC expresses its preference that compensation rates for this traffic continue to be set by negotiations between carriers, with disputes resolved by arbitrations conducted by state commissions pursuant to the Telecommunications Act of 1996 (the "Telecommunications Act"). Since the issuance of the FCC's decision on February 25, 1999, nine state utility commissions have either ruled or reaffirmed that ISP traffic is subject to reciprocal compensation under current interconnection agreements. On May 5, 1999,

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)      Commitments and Contingencies (continued)

              the Public Utilities Commission of Ohio ("PUCO") issued a decision affirming its August 1998 decision that ISP traffic is subject to reciprocal compensation under the Company's current interconnection agreement with Ameritech Corporation ("Ameritech"). The PUCO also denied Ameritech's request for a stay of its obligation to remit payment to the Company and directed Ameritech to remit the amounts owed to the Company within 45 days of May 5, 1999. The Company expects that Ameritech will seek judicial review of the PUCO decision and that Ameritech will request the reviewing court to stay the decision pending appeal. The Company cannot predict how the reviewing court would rule on Ameritech's stay request, or the final outcome on the merits of the court appeal. On March 4, 1999, the Alabama Public Service Commission (the "Alabama PSC") issued a decision that found that reciprocal compensation is owed for Internet traffic under four CLEC interconnection agreements with BellSouth Corporation ("BellSouth"), which agreements were at issue in the proceeding. With respect to the Company's interconnection agreement, which was also at issue, the state commission interpreted certain language in the Company's agreement to exempt ISP-bound traffic from reciprocal compensation under certain conditions. The Company believes that the Alabama PSC failed to consider (i) the intent of the parties in negotiating and executing the Company's interconnection agreement, and (ii) the specific language of the Company's interconnection agreement and the impact of Alabama PSC and FCC policies, and thereby misinterpreted the agreement. The Company has filed a request with the Alabama PSC seeking determination that the ruling with respect to the Company's agreement be reconsidered, and that the Company should be treated the same as the other CLECs that participated in the proceeding and for which the Alabama PSC ordered the payment of reciprocal compensation. While the Company intends to pursue vigorously the petition for reconsideration with the Alabama PSC, and if the Company deems it necessary, judicial review, the Company cannot predict the final outcome of this issue.

              The Company has also recorded revenue of approximately $19.1 million and $5.2 million for fiscal 1998 and the three months ended March 31, 1999, respectively, related to other transport and termination charges to the ILECs, pursuant to the Company's interconnection agreements with these ILECs. Included in the Company's trade receivables at December 31, 1998 and March 31, 1999 are $72.8 million and $105.5 million, respectively, for all receivables related to transport and termination charges. The receivables balance at March 31, 1999 is net of an allowance of $8.1 million for disputed amounts.

              As the Company's interconnection agreements expire or are extended, rates for transport and termination charges are being and  will  continue  to be  renegotiated.  Some  of the  Company's agreements are already being affected. Although the Company's interconnection agreement with BellSouth has expired, the Company has received written notification from BellSouth that the Company may continue operating under the expired interconnection agreement, until such agreement is renegotiated or arbitrated by the relevant state commissions. Additionally, the Company's interconnection agreement with Ameritech recently was extended from June 15, 1999 to February 15, 2000. The Company's remaining interconnection agreements expire in 1999 and 2000. The Company's extension of its interconnection agreement with Ameritech includes reduced rates for transport and termination charges, and the Company expects that its negotiations with BellSouth will also affect the rates for transport and termination charges included in its existing interconnection agreement with BellSouth. While the Company believes that all revenue recorded through March 31, 1999 is collectible and that future revenue from transport and termination charges billed under the Company's current interconnection agreements will be realized, there can be no assurance that future regulatory and judicial rulings will be favorable to the Company, that the Alabama PSC will reconsider its ruling, or that different pricing plans for transport and

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)      Commitments and Contingencies (continued)

               termination charges between carriers will not be adopted when the Company's interconnection agreements are renegotiated or arbitrated, or as a result of the FCC's rulemaking proceeding on future compensation methods. In fact, the Company believes that different pricing plans will be considered and adopted, and although the Company expects that revenue from transport and termination charges likely will decrease as a percentage of total revenue from local services in periods after the expiration of current interconnection agreements, the Company's local termination services still will be required by the ILECs and must be provided under the Telecommunications Act, and likely will result in increasing volume in minutes due to the growth of the Internet and related services markets. The Company expects to negotiate reasonable compensation and collection terms for local termination services, although there is no assurance that such compensation will remain consistent with current levels.

          (e)  Litigation

               On April 4, 1997, certain shareholders of Zycom filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas (Cause No. 97-17777) against the Company, Zycom and certain of their subsidiaries. This complaint alleges that the Company and certain of its subsidiaries breached certain duties owed to the plaintiffs. The plaintiffs were denied class certification by the trial court and this decision has been appealed. Trial has been tentatively set for August 1999. The Company is vigorously defending the claims. While it is not possible to predict the outcome of this litigation, management believes these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

               The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(7)      Business Units

         The Company conducts transactions with external customers through the operations of its Telecom Services, Network Services and Satellite Services business units. Shared administrative services are provided to the business units by Corporate Services. Corporate Services consists of the operating activities of ICG Communications, Inc., ICG Funding, LLC, ICG Canadian Acquisition, Inc., ICG Holdings (Canada) Co., ICG Holdings, Inc. and ICG Services, Inc., which primarily hold securities and provide certain legal, accounting and finance, personnel and other administrative support services to the business units.

         Direct and certain indirect costs incurred by Corporate Services on behalf of the business units are allocated among the business units based on the nature of the underlying costs. Transactions between the business units for services performed in the normal course of business are recorded at amounts which are intended to approximate fair value.

         Set forth below are revenue, EBITDA (before nonrecurring charges), which represents the measure of operating performance used by management to evaluate operating results, depreciation and amortization, interest expense, capital expenditures of continuing operations and total assets for each of the Company's business units and for Corporate Services. As described in note 3, the operating results of the Company reflect the operations of Zycom and NETCOM as discontinued for all periods presented.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(7)      Business Units (continued)

                                                                     Three months ended March 31,
                                                                 --------------------------------------
                                                                       1998                1999
                                                                 -----------------  -------------------
                                                                            (in thousands)
Revenue:
   Telecom Services                                              $       58,841            105,727
   Network Services                                                      13,430             17,592
   Satellite Services                                                     8,949             11,688
   Elimination of intersegment revenue                                   (2,353)            (5,488)
                                                                 -----------------  -------------------
         Total revenue                                           $       78,867            129,519
                                                                 =================  ===================

EBITDA (before nonrecurring charges) (a):
   Telecom Services                                              $      (17,861)            12,614
   Network Services                                                      (2,574)               490
   Satellite Services                                                       833              2,427
   Corporate Services                                                    (4,418)            (4,384)
   Eliminations                                                            (954)              (697)
                                                                 -----------------  -------------------
         Total EBITDA (before nonrecurring charges)              $      (24,974)            10,450
                                                                 =================  ===================

Depreciation and amortization (b):
   Telecom Services                                              $       11,730             35,111
   Network Services                                                         598                529
   Satellite Services                                                         -              2,127
   Corporate Services                                                     1,203                800
   Eliminations                                                              72                464
                                                                 -----------------  -------------------
         Total depreciation and amortization                     $       13,603             39,031
                                                                 =================  ===================

Interest expense (b):
   Telecom Services                                             $         1,816                  -
   Network Services                                                           1                  3
   Satellite Services                                                        48                  -
   Corporate Services                                                    32,606             47,438
                                                                -----------------  -------------------
         Total interest expense                                 $        34,471             47,441
                                                                ==================  ==================

Capital expenditures of continuing operations (c):
   Telecom Services                                              $       64,072            103,180
   Network Services                                                         147                 87
   Satellite Services                                                       182              2,718
   Corporate Services                                                     2,300                  -
   Eliminations                                                            (953)              (268)
                                                                 -----------------  -------------------
         Total capital expenditures of continuing operations     $       65,748            105,717
                                                                 =================  ==================
                                                                                          (Continued)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(7)      Business Units (continued)

                                                                               December 31,             March 31,
                                                                                   1998                   1999
                                                                           ---------------------   --------------------
                                                                                         (in thousands)
          Total assets:
             Telecom Services (d)                                            $   1,135,937               1,285,406
             Network Services                                                       34,378                  35,113
             Satellite Services (d)                                                 46,760                  45,841
             Corporate Services (d)                                                376,796                 545,291
             Eliminations                                                          (22,689)                (34,392)
             Net current assets of discontinued operations (e)                           -                       -
             Net non-current assets of discontinued operations                      54,243                       -
                                                                           ---------------------   --------------------
               Total assets                                                  $   1,625,425               1,877,259
                                                                           =====================   ====================

          (a) EBITDA (before nonrecurring charges) consists of (loss) from continuing operations before interest, income taxes, depreciation and amortization, provision for impairment of long-lived assets, net loss (gain) on disposal of long-lived assets, other expense, net and accretion and preferred dividends on preferred securities of subsidiaries, or simply, revenue less operating costs and selling, general and administrative expenses. EBITDA (before nonrecurring charges) is presented as the Company's measure of operating performance because it is a measure commonly used in the telecommunications industry. EBITDA (before nonrecurring charges) is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles for the periods indicated. EBITDA (before nonrecurring charges) is not a measurement under generally accepted accounting principles and is not necessarily comparable with similarly titled measures of other companies.

          (b) Although not included in EBITDA (before nonrecurring charges), which represents the measure of operating performance used by management to evaluate operating results, the Company has supplementally provided depreciation and amortization and interest expense for each of the Company's business units and Corporate Services. Interest expense excludes amounts charged for interest on outstanding cash advances and expense allocations among the business units and Corporate Services.

          (c) Capital expenditures include assets acquired under capital leases and excludes payments for construction of the Company's corporate headquarters and corporate headquarters assets acquired through the issuance of long-term debt.

          (d)  Total  assets  of  Telecom  Services,   Satellite   Services  and
               Corporate   Services   excludes   investments   in   consolidated
               subsidiaries which eliminate in consolidation.

          (e) At December 31, 1998, the Company had net current liabilities of discontinued operations of $23.3 million, and accordingly, such amount was not included within net current assets of discontinued operations on that date.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(8)      Summarized Financial Information of ICG Holdings, Inc.

         The 11 5/8% Senior Discount Notes due 2007 (the "11 5/8% Notes") issued by Holdings during 1997 are guaranteed by ICG. The 12 1/2% Senior Discount Notes due 2006 (the "12 1/2% Notes") and the 13 1/2% Senior Discount Notes due 2005 (the "13 1/2% Notes") issued by Holdings during 1996 and 1995, respectively, are guaranteed by ICG and Holdings-Canada.

         The separate complete financial statements of Holdings have not been included herein because such disclosure is not considered to be material to the holders of the 11 5/8% Notes, the 12 1/2% Notes and the 13 1/2% Notes. However, summarized combined financial information for Holdings and its subsidiaries is as follows:

               Summarized Consolidated Balance Sheet Information

                                                                      December 31,              March 31,
                                                                           1998                     1999
                                                                      --------------------    ---------------------
                                                                                     (in thousands)

          Current assets                                            $        277,098                270,315
          Property and equipment, net                                        636,747                650,250
          Other non-current assets, net                                      170,151                140,318
          Net non-current assets of discontinued operations                      220                      -
          Current liabilities                                                 81,299                 93,027
          Net current liabilities of discontinued operations                     944                    934
          Long-term debt, less current portion                             1,004,316              1,036,010
          Capital lease obligations, less current portion                     63,359                 63,651
          Due to parent                                                      191,889                209,020
          Due to ICG Services                                                137,762                123,368
          Redeemable preferred stock                                         338,311                350,787
          Stockholder's deficit                                             (733,664)              (815,914)

          Summarized Consolidated Statement of Operations Information

                                                                      Three months ended March 31,
                                                              ---------------------------------------------
                                                                      1998                    1999
                                                              ---------------------   ---------------------
                                                                             (in thousands)

    Total revenue                                                $      79,221                130,922
    Total operating costs and expenses                                 116,471                163,398
    Operating loss                                                     (37,250)               (32,476)
    Loss from continuing operations                                    (78,044)               (69,637)
    Net loss                                                           (79,575)               (82,250)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(9)      Condensed Financial Information of ICG Holdings (Canada) Co.

         Condensed financial information for Holdings-Canada only is as follows:

                                    Condensed Balance Sheet Information

                                                               December 31,             March 31,
                                                                   1998                   1999
                                                            -------------------     ------------------
                                                                           (in thousands)

          Current assets                                       $       162                    162
          Advances to subsidiaries                                 191,889                209,020
          Non-current assets, net                                    2,414                  1,810
          Current liabilities                                           73                     73
          Long-term debt, less current portion                          65                     65
          Due to parent                                            182,101                199,231
          Share of losses of subsidiaries                          733,664                815,914
          Shareholders' deficit                                   (721,438)              (804,291)

                              Condensed Statement of Operations Information

                                                                    Three months ended March 31,
                                                            ------------------------------------------
                                                                    1998                   1999
                                                            -------------------    -------------------

          Total revenue                                         $         -                     -
          Total operating costs and expenses                             33                   603
          Operating loss                                                (33)                 (603)
          Losses of subsidiaries                                    (79,575)              (82,250)
          Net loss attributable to common shareholders              (79,608)              (82,853)


(10) Condensed Financial Information of ICG Communications, Inc. (Parent company)

         The primary assets of ICG are its investments in ICG Services, ICG Funding and Holdings-Canada, including advances to those subsidiaries. Certain corporate expenses of the parent company are included in ICG's statement of operations and were approximately $0.5 million for both the three months ended March 31, 1998 and 1999. ICG has no operations other than those of ICG Services, ICG Funding and Holdings-Canada and their subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, dependence on increased traffic on the Company's facilities, the successful implementation of the Company's strategy of offering an integrated telecommunications package of local, long distance, data and enhanced telephony and network services, continued development of the Company's network infrastructure and actions of competitors and regulatory authorities that could cause actual results to differ materially from the forward-looking statements. The results of operations for the three months ended March 31, 1998 and 1999 represent the consolidated operating results of the Company. See the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 1999 included elsewhere herein. The Company's consolidated financial statements reflect the operations of Zycom and NETCOM as discontinued for all periods presented. The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31. All dollar amounts are in U.S. dollars.

Company Overview

         ICG Communications Inc. ("ICG" or the "Company") is one of the nation's leading competitive integrated communications providers ("ICPs") based on the industry's 1998 revenue. ICPs seek to provide an alternative to the incumbent local exchange carriers ("ILECs"), long distance carriers and other communications service providers for a full range of communications services in the increasingly deregulated telecommunications industry. The Company's Telecom Services primarily include its competitive local exchange carrier ("CLEC") operations, in which the Company operates fiber networks in regional clusters covering major metropolitan statistical areas in California, Colorado, Ohio, Texas and the Southeast, offering local, long distance, data and enhanced telephony services to business end users and ISPs. Additionally, in February 1999, the Company began providing wholesale network services over its nationwide data network. The Company also provides a wide range of network systems integration services and maritime and international satellite transmission services. Network Services consists of information technology services and selected networking products, focusing on network design, installation, maintenance and support. Satellite Services consists of satellite voice, data and video services provided to major cruise lines, the U.S. Navy, the offshore oil and gas industry and ICPs. As a leading participant in the rapidly growing competitive local telecommunications industry, the Company has experienced significant growth, with total revenue increasing from approximately $154.1 million for fiscal 1996 to approximately $448.3 million for the 12-month period ended March 31, 1999. The Company's rapid growth is the result of the initial installation, acquisition and subsequent expansion of its fiber optic networks and the expansion of its communications service offerings.

         The Federal Telecommunications Act of 1996 (the "Telecommunications Act") and pro-competitive state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Under the Telecommunications Act, the Company is permitted to offer all interstate and intrastate telephone services, including competitive local dial tone. In early 1997, the Company began marketing and selling local dial tone services in major metropolitan areas in California, Colorado, Ohio and the Southeast and, in December 1998, began offering services in Texas through an acquired business. During fiscal 1997, fiscal 1998 and the three months ended March 31, 1999, the Company sold 178,470, 206,458 and 63,690 local access lines, respectively, net of cancellations, of which 418,610 were in service at March 31, 1999. In addition, the Company's regional fiber networks have grown from 2,143 fiber route miles at the end of fiscal 1996 to 4,351 fiber route miles at March 31, 1999. The Company had 29 operating high capacity digital voice switches and 17 data communications switches at March 31, 1999, and plans to install additional switches as demand warrants. As a complement to its local exchange services offered to business end users, the Company markets bundled service offerings provided over its regional fiber network which include long distance, enhanced telecommunications services and data services. Additionally, the Company owns and operates a nationwide data network with 236 points of presence ("POPs") over which the Company recently began providing wholesale Internet access and enhanced network services to MindSpring Enterprises, Inc., an Internet service provider ("ISP") located in Atlanta, Georgia ("MindSpring"), and intends to offer similar services to other ISPs and telecommunications providers in the future.

         To better focus its efforts on its core Telecom Services operations, the Company disposed of certain assets which management believes do not complement its overall business strategy. Due primarily to the loss of a major customer, which generated a significant obligation under a volume discount agreement with its call transport provider, the board of directors of Zycom Corporation ("Zycom") approved a plan on August 25, 1998 to wind down and ultimately discontinue Zycom's operations. On October 22, 1998, Zycom completed the transfer of all customer traffic to other providers and on January 4, 1999, the Company completed the sale of the remainder of Zycom's long-lived operating assets to an unrelated third party. On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM On-Line Communication Services, Inc. ("NETCOM") to MindSpring for total proceeds of $245.0 million, and on March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations in Canada and the United Kingdom to other unrelated third parties for total proceeds of approximately $41.1 million. During the three months ended March 31, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $193.0 million, net of income taxes of approximately $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Since the operations sold were acquired by the Company in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations. For fiscal 1996, 1997 and 1998, Zycom and NETCOM combined reported revenue of $135.4 million, $189.0 million and $181.6 million, respectively, and EBITDA losses (before nonrecurring charges) of $(30.4) million, $(12.1) million and $(18.0) million, respectively. The Company's consolidated financial statements reflect the operations of Zycom and NETCOM as discontinued for all periods presented. The Company will from time to time evaluate all of its assets as to their core need and, based on such analysis, may sell or otherwise dispose of assets which do not complement its overall business strategy.

         In conjunction with the sale to MindSpring, the legal name of the NETCOM subsidiary was changed to ICG PST, Inc. ("PST"). PST has retained the domestic Internet backbone assets formerly owned by NETCOM which include 236 POPs serving approximately 700 cities nationwide. PST intends to utilize the retained network operating assets to provide wholesale Internet access and enhanced network services to MindSpring and other ISPs and telecommunications providers. On February 17, 1999, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company. MindSpring is utilizing the Company's network capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. Over the term of the one-year agreement, MindSpring is required to pay the Company a minimum of $27.0 million, although such minimum is subject to increase dependent upon network usage. In addition, the Company is receiving for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM, estimated to be approximately $10.0 million for the term of the agreement. Although the Company expects to generate cash operating losses under this agreement, any such losses will be offset by the periodic recognition of approximately $26.0 million of the proceeds from the sale of certain of NETCOM's domestic operating assets and liabilities to MindSpring, which the Company deferred on February 17, 1999. Accordingly, the Company does not expect to recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring, will be recognized in the Company's consolidated statement of operations as incurred.

         Additionally, the Company intends to provide network capacity and enhanced data services to ISPs and other telecommunications providers, as required. In December 1998, the Company announced plans to offer several new network services to its business and ISP customers by utilizing its nationwide data network and service capabilities to carry out-of-region traffic and enhance data services provided. One of the services currently being offered is modemless remote access service ("RAS"). RAS, also known as managed modem service, allows the Company to provide modem access at its own switch location, thereby eliminating the need for ISPs to deploy modems physically at each of their POPs. The benefits to ISPs, including reduced capital expenditures and the shift of network management responsibility from the ISPs to the Company, will allow the Company to act as an aggregator of ISP traffic. In offering RAS, the Company provides radius routing and proxy services at the modem bank connected to the Company's local switch, which services are the authentication services necessary to validate and accurately route incoming call traffic to the ISP. The Company also provides transport services to deliver all Internet protocol ("IP") data packets either directly to the ISP, if the ISP is not collocated at the Company's local switch, or directly to the Internet, bypassing the ISP. Additionally, through its network operations center, the Company monitors the usage of each port and is responsible for the administration of all network repair and maintenance. The Company is currently offering Internet RAS services, or expanded originating services, to MindSpring and expects to extend such services offerings to other ISPs in the future. In August 1998, the Company began offering enhanced telephony services via IP technology. The Company currently offers this service in 230 major cities in the United States, covering more than 90% of the commercial long distance market. The Company carries the IP traffic over its nationwide data network and terminates a large portion of the traffic via its own POPs. The Company also began offering integrated access service ("IAS") which allows voice and data traffic to be carried on the same circuit. Through equipment installed by the Company at the customers' premises and in the Company's central offices, IAS provides expanded bandwidth for small to medium-sized business customers as an alternative to purchasing additional circuits. Data traffic, including Internet traffic, from IAS service offerings will be carried over the Company's nationwide network. The Company's nationwide network will also be utilized in offering peering services to its ISP customers, in which service offerings the Company will become the general backbone provider for its customers. Additionally, the Company intends to provide other enhanced network services as demand warrants.

         The Company will continue to expand its network and service offerings through construction, leased facilities, strategic alliances and mergers and acquisitions. For example, on December 31, 1998, the Company purchased from Central and South West Corporation ("CSW") 100% of the partnership interests in ICG ChoiceCom, L.P. ("ChoiceCom"), a strategic alliance with CSW formed for the purpose of developing and marketing telecommunications services in certain cities in Texas. ChoiceCom is based in Austin, Texas and currently provides local exchange and long distance services in Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas. For fiscal 1997 and 1998, ChoiceCom reported revenue of $0.3 million and $5.8 million, respectively, and EBITDA losses (before nonrecurring charges) of $(5.5) million and $(13.6) million, respectively. Additionally, on the acquisition date, ChoiceCom had five operating high capacity digital voice switches and two data communications switches and had 19,569 access lines in service, including 15,282 access lines previously sold by ICG on behalf of ChoiceCom. In March 1999, the Company entered into an agreement with NorthPoint Communications, Inc., a data CLEC based in San Francisco, California ("NorthPoint"), which designates NorthPoint as the Company's preferred digital subscriber line ("DSL") provider through June 1, 2001. A significant portion of the Company's DSL traffic will be routed by NorthPoint to the Company's asynchronous transfer mode ("ATM") switches and transported by the Company either to the ISP, via a point to point connection or via IP technology, or directly to the Internet, as required. The Company expects to purchase a minimum of 75,000 digital subscriber lines from NorthPoint during the term of the agreement. In April 1999, the Company signed a nonbinding letter of intent with a large national ISP which is currently a local exchange customer of the Company. If the agreement is finalized, the Company will provide Internet RAS to the ISP for a seven-year period for an estimated $290.0 million over the term of the agreement. The Company is currently converting the ISP's existing primary rate interface ("PRI") lines to accommodate RAS service and expects to convert a total of 60,000 PRI lines in conjunction with the agreement. Additionally, the letter of intent contains pricing provisions which, if the agreement is finalized, will reduce the Company's reliance in future periods on revenue from transport and termination charges generated by local exchange services provided to customers of the ISP. See "Liquidity Transport and Termination Charges." Also in April 1999, the Company announced its intention to expand its RAS and other network service offerings during 1999 to the major U.S. markets of Boston, New York, Washington D.C., Miami, Chicago and Seattle.

         In conjunction with the increase in its service offerings, the Company has and will continue to need to spend significant amounts on sales, marketing, customer service, engineering and support personnel prior to the generation of corresponding revenue. EBITDA, EBITDA (before nonrecurring charges), and operating and net losses have generally increased immediately preceding and during periods of relatively rapid network expansion and development of new services. Since the quarter ended June 30, 1996, EBITDA losses (before nonrecurring charges) have improved for each consecutive quarter, through and including the quarter ended March 31, 1999 for which the Company reported positive EBITDA before nonrecurring charges of $10.5 million. As the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities, while experiencing decelerating increases in personnel and other selling, general and administrative expenses supporting its operations, any or all of which may not occur, the Company anticipates that EBITDA performance will continue to improve in the near term.

Results of Operations

         The following table provides a breakdown of revenue, operating costs and selling, general and administrative expenses for Telecom Services, Network Services and Satellite Services, and certain other financial data for the Company for the periods indicated. The table also shows certain revenue, expenses, operating loss, EBITDA and EBITDA (before nonrecurring charges) as a percentage of the Company's total revenue.

                                                                       Three months ended March 31,
                                                ---------------------------------------------------------------------------
                                                             1998                                     1999
                                               ----------------------------------     -------------------------------------
                                                      $                 %                       $                  %
                                                ---------------   --------------       --------------------   -------------
                                                                               (unaudited)
 Statement of Operations Data:                                                (in thousands)
 Revenue:
   Telecom services                                  58,487              74                     104,331              81
   Network services                                  11,431              15                      13,500              10
   Satellite services                                 8,949              11                      11,688               9
                                                ---------------   ---------------       -----------------  ----------------
     Total revenue                                   78,867             100                     129,519             100
 Operating costs:
   Telecom services                                  45,658                                      53,649
   Network services                                  10,865                                      10,303
   Satellite services                                 4,992                                       6,224
                                                ---------------   ---------------       -----------------  ----------------
     Total operating costs                           61,515              78                      70,176              54
 Selling, general and administrative:
   Telecom services                                  30,964                                      38,424
   Network services                                   3,818                                       3,049
   Satellite services                                 3,126                                       3,036
   Corporate services (1)                             4,418                                       4,384
                                                ---------------   ---------------       -----------------  ----------------
     Total selling, general and administrative       42,326              54                      48,893              38
 Depreciation and amortization                       13,603              17                      39,031              30
 Net loss (gain) on disposal of long-lived
   assets                                               505               1                        (908)             (1)
                                                ---------------   ---------------       -----------------  ----------------
        Operating loss                              (39,082)            (50)                    (27,673)            (21)

Other Data:
Net cash used by operating activities                (6,539)                                    (43,833)
Net cash provided by investing activities            36,681                                     130,296
Net cash provided (used) by financing
  activities                                        294,197                                        (521)
EBITDA (2)                                          (25,479)            (32)                     11,358               9
EBITDA (before nonrecurring charges) (2)            (24,974)            (32)                     10,450               8
Capital expenditures of continuing
  operations (3)                                     65,748                                     105,717
Capital expenditures of discontinued
  operations (3)                                      6,511                                           -
                                                                                                                (Continued)

                                             March 31,          June 30,        September 30,     December 31,        March 31,
                                                1998              1998              1998              1998              1999
                                           ---------------    -------------    ----------------   --------------    --------------
                                                                                (unaudited)
Statistical Data (4):
Full time employees                              3,050            3,089              3,251            3,415              2,665
Telecom services:
   Access lines in service (5)                 186,156          237,458            290,983          354,482            418,610
   Buildings connected:
     On-net                                        637              665                684              777                789
     Hybrid (6)                                  3,294            3,733              4,217            4,620              5,337
                                           ---------------    --------------    -------------     -------------     --------------
       Total buildings connected                 3,931            4,398              4,901            5,397              6,126
   Operational switches:
     Voice                                          20               20                 21               29                 29
     Data                                           15               15                 15               16                 17
                                           ---------------    --------------    -------------     -------------     --------------
       Total operational switches                   35               35                 36               45                 46
   Fiber route miles (7):
     Operational                                 3,194            3,812              3,995            4,255              4,351
     Under construction                              -                -                  -                -                533
   Fiber strand miles (8):
     Operational                               118,074          124,642            127,756          134,152            155,788
     Under construction                              -                -                  -                -             15,863
   Collocations with ILECs                          35               45                 47               59                111
Satellite services:
   C-Band installations (9)                         59               66                 69               76                 78

(1) Corporate Services consists of the operating activities of ICG Communications, Inc., ICG Funding, LLC, ICG Canadian Acquisition, Inc., ICG Holdings (Canada) Co., ICG Holdings, Inc., ICG Services, Inc. and ICG Equipment, Inc., which primarily hold securities and provide certain legal, accounting and finance, personnel and other administrative support services to the business units.

(2) EBITDA consists of earnings (loss) from continuing operations before interest, income taxes, depreciation and amortization, other expense, net and accretion and preferred dividends on preferred securities of subsidiaries, or simply, operating loss plus depreciation and amortization. EBITDA (before nonrecurring charges) represents EBITDA before certain nonrecurring charges such as the net loss (gain) on disposal of long-lived assets. EBITDA and EBITDA (before nonrecurring charges) are provided because they are measures commonly used in the telecommunications industry. EBITDA and EBITDA (before nonrecurring charges) are presented to enhance an understanding of the Company's operating results and are not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA and EBITDA (before nonrecurring charges) are not measurements under GAAP and are not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities of continuing operations as determined using GAAP are also presented in Other Data.

(3) Capital expenditures include assets acquired under capital leases and excludes payments for construction of the Company's corporate headquarters and corporate headquarters assets acquired through the issuance of long-term debt. Capital expenditures of discontinued operations includes the capital expenditures of Zycom and NETCOM combined for all periods presented.

(4) Amounts presented are for three-month periods ended, or as of the end of the period presented.

(5) Access lines in service at March 31, 1999 includes 331,146 lines which are provisioned through the Company's switch and 87,464 lines which are provisioned through resale and other agreements with various local exchange carriers. Resale lines typically generate lower margins and are used primarily to obtain customers. Although the Company plans to migrate lines from resale to higher margin on-switch lines, there is no assurance that it will be successful in executing this strategy.

(6)     Hybrid  buildings   connected   represent  buildings  connected  to  the
        Company's network via another carrier's facilities.

(7) Fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of March 31, 1999, the Company had 4,351 fiber route miles, of which 48 fiber route miles were leased under operating leases. Fiber route miles under construction represents fiber under construction which is expected to be operational within six months.

(8) Fiber strand miles refers to the number of fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of March 31, 1999, the Company had 15,863 fiber strand miles, of which 856 fiber strand miles were leased under operating leases. Fiber strand miles under construction represents fiber under construction which is expected to be operational within six months.

(9) C-Band installations service cruise ships, U.S. Navy vessels and offshore oil platform installations.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Revenue. Total revenue for the three months ended March 31, 1999 increased $50.7 million, or 64%, from the three months ended March 31, 1998. Telecom Services revenue increased 78% to $104.3 million due to an increase in revenue from local services (dial tone), long distance and special access services, offset in part by a decline in average unit pricing and in wholesale switched services revenue. Local services revenue increased from $24.3 million (42% of Telecom Services revenue) for the three months ended March 31, 1998 to $67.4 million (65% of Telecom Services revenue) for the three months ended March 31, 1999, primarily due to an increase in local access lines from 186,156 lines in service at March 31, 1998 to 418,610 lines in service at March 31, 1999. In addition, local access revenue includes revenue of approximately $8.5 million and $30.8 million for the three months ended March 31, 1998 and 1999, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of ILECs pursuant to various interconnection agreements. These agreements are subject to renegotiation over the next several months. While management believes that these agreements will be replaced by agreements offering the Company some form of compensation for ISP traffic, the renegotiated agreements may reflect rates for reciprocal compensation which are lower than the rates under the current contracts. See "Liquidity - Transport and Termination Charges." Revenue from long distance services increased from $3.9 million for the three months ended March 31, 1998 to $5.1 million for the three months ended March 31, 1999. Special access revenue increased from $16.1 million (28% of Telecom Services revenue) for the three months ended March 31, 1998 to $22.6 million (22% of Telecom Services revenue) for the three months ended March 31, 1999. Switched access (terminating long distance) revenue decreased to $9.2 million for the three months ended March 31, 1999, compared to $14.2 million for the three months ended March 31, 1998. The Company has raised prices on its wholesale switched services product in order to improve margins. Revenue from data services did not generate a material portion of total revenue during either period.

         Network Services revenue increased 18% to $13.5 million for the three months ended March 31, 1999, compared to $11.4 million for the three months ended March 31, 1998. The increase in Network Services revenue is primarily due to an increase in the volume of integrated cabling services in addition to an overall increase in other service installations. In addition, Network Services provides certain cabling and other service installation on behalf of Telecom Services, as Telecom Services provisions new customers and services. Due to the growth of Telecom Services during fiscal 1998 and into 1999, Network Services has been and will continue to be required to spend increasing management attention and resources on providing cabling and other service installation for Telecom Services. Amounts received from Telecom Services for work performed is eliminated in consolidation.

         Satellite Services revenue increased $2.7 million, or 31%, to $11.7 million for the three months ended March 31, 1999. This increase is due to the operations of Maritime Telecommunications Network, Inc. ("MTN"), which comprised all of Satellite Services revenue for the three months ended March 31, 1999, compared to $5.4 million for the same period in 1998. MTN's C-band installations, which include both military and cruise vessels, increased from 59 at March 31, 1998 to 78 at March 31, 1999, an increase of 32%. The Company sold the remaining operating subsidiaries of Satellite Services, other than MTN, in August and November 1998.

         Operating costs. Total operating costs for the three months ended March 31, 1999 increased $8.7 million, or 14%, from the three months ended March 31,

1998. Telecom Services operating costs increased from $45.7 million, or 78% of Telecom Services revenue, for the three months ended March 31, 1998 to $53.6 million, or 51% of Telecom Services revenue, for the three months ended March 31, 1999. Telecom Services operating costs consist of payments to ILECs for the use of network facilities to support special and switched access services, network operating costs, right of way fees and other costs. The increase in operating costs in absolute dollars is attributable to the increase in volume of local and special access services and the increase in network operating costs which include engineering and operations personnel dedicated to the development and launch of local exchange services. The decrease in operating costs as a percentage of Telecom Services revenue is due primarily to a greater volume of higher margin services, principally local exchange services. The Company expects the Telecom Services ratio of operating costs to revenue will further improve as the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than the ILEC facilities and obtains the right to use unbundled ILEC facilities on satisfactory terms, any or all of which may not occur.

         Network Services operating costs decreased 5% to $10.3 million and decreased as a percentage of Network Services revenue from 95% for the three months ended March 31, 1998 to 76% for the three months ended March 31, 1999. The decrease in operating costs in absolute dollars and as a percentage of revenue is due to the decrease in cost overruns between the comparative periods and the decentralization of Network Services in fiscal 1998 which eliminated certain duplicate costs. Network Services operating costs include the cost of equipment sold, direct hourly labor and other indirect project costs.

         Satellite Services operating costs increased to $6.2 million for the three months ended March 31, 1999, from $5.0 million for the three months ended March 31, 1998. Satellite Services operating costs as a percentage of Satellite Services revenue decreased from 56% for the three months ended March 31, 1998 to 53% for the three months ended March 31, 1999 as a result of the increase in revenue of MTN which provides relatively higher margins than the other maritime services operations which the Company sold in August 1998. Satellite Services operating costs consist primarily of transponder lease costs and the cost of equipment sold.

         Selling, general and administrative expenses. Total selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1999 increased $6.6 million, or 16%, compared to the three months ended March 31, 1998, and decreased as a percentage of total revenue from 54% for the three months ended March 31, 1998 to 38% for the three months ended March 31, 1999. Telecom Services SG&A expense increased from $31.0 million, or 53% of Telecom Services revenue, for the three months ended March 31, 1998 to $38.4 million, or 37% of Telecom Services revenue, for the three months ended March 31, 1999. The increase in absolute dollars is principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and
sales  staffs  dedicated  to  the  expansion  of  the  Company's   networks  and
implementation of the Company's expanded services strategy, primarily the development of local and long distance telephone services. As the Company begins to benefit from the revenue generated by newly developed services requiring substantial administrative, selling and marketing expense prior to initial service offerings, Telecom Services has experienced and expects to continue to experience declining SG&A expenses as a percentage of Telecom Services revenue.

         Network Services SG&A expense decreased $0.8 million, from $3.8 million, or 33% of Network Services revenue, for the three months ended March 31, 1998 to $3.0 million, or 23% of Network Services revenue, for the three months ended March 31, 1999. This decrease is primarily due to a reduction in personnel as a result of the decentralization of Network Services during fiscal 1998. In addition, certain long-term operating leases on field offices expired during fiscal 1998 and were not renewed or replaced.

         Satellite Services SG&A expense decreased from $3.1 million for the three months ended March 31, 1998 to $3.0 million for the three months ended March 31, 1999. Additionally, SG&A expense decreased as a percentage of Satellite Services revenue from 35% for the three months ended March 31, 1998 to 26% for the three months ended March 31, 1999 due to the growth of MTN revenue, without proportional increases in SG&A expenses, and the sales of the remaining operating subsidiaries of Satellite Services other than MTN, in August and November 1998, which companies generated higher SG&A expenses in relation to revenue than MTN.

          Corporate Services SG&A expense for both the three months ended March 31, 1998 and 1999 was $4.4 million.

         Depreciation and amortization. Depreciation and amortization increased $25.4 million, or 187%, for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, primarily due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services and increased amortization arising from goodwill recorded in conjunction with three purchase business combinations completed during the second half of fiscal 1998. The Company expects that depreciation and amortization will continue to increase as the Company continues to invest in the expansion and upgrade of its regional fiber and nationwide data networks.

           Net loss (gain) on disposal of long-lived assets. Net loss (gain) on disposal of long-lived assets fluctuated from a net loss of $0.5 million for the three months ended March 31, 1998 to a net gain of $0.9 million for the three months ended March 31, 1999. Net loss on disposal of long-lived assets for the three months ended March 31, 1998 relates to the write-off of certain installation costs of disconnected special access customers. For the three months ended March 31, 1999, net gain on disposal of long-lived assets relates primarily to the sale of certain of the Company's Federal Communications Commission ("FCC") licenses.

         Interest expense. Interest expense increased $12.9 million, from $34.5 million for the three months ended March 31, 1998, to $47.4 million for the three months ended March 31, 1999, which includes $45.6 million of non-cash interest. The increase is primarily attributable to an increase in long-term debt, primarily the 10% Senior Discount Notes due 2008 (the "10% Notes") issued in February 1998 and the 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") issued in April 1998. In addition, the Company's interest expense increased, and will continue to increase, because the principal amount of its indebtedness increases until the Company's senior indebtedness begins to pay interest in cash.

         Interest income. Interest income decreased $1.4 million, from $5.5 million for the three months ended March 31, 1998, to $4.1 million for the three months ended March 31, 1999. The decrease is attributable to the decrease in cash, cash equivalents and short-term investments as the Company funds operating losses and continues to invest available cash balances in telecommunications equipment and other assets.

         Other expense, net. Other expense, net increased from $0.3 million for the three months ended March 31, 1998 to $0.5 million for the three months ended March 31, 1999. Other expense, net recorded in the three months ended March 31, 1998 consists of litigation settlement costs. For the three months ended March 31, 1999, other expense, net primarily includes litigation settlement costs, offset by an unrealized gain on the common stock of MindSpring which the Company received as partial consideration for the sale of the domestic operations of NETCOM.

         Accretion   and   preferred   dividends  on  preferred   securities  of
subsidiaries. Accretion and preferred dividends on preferred securities of subsidiaries increased $1.6 million, from $13.2 million for the three months ended March 31, 1998 to $14.8 million for the three months ended March 31, 1999. The increase is due primarily to the periodic payment of dividends on the 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 (the "14% Preferred Stock") and the 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2009 (the "14 1/4% Preferred Stock") in additional shares of 14% Preferred Stock and 14 1/4% of Preferred Stock. Accretion and preferred dividends on preferred securities of subsidiaries recorded during the three months ended March 31, 1999 consists of the accretion of issuance costs ($0.3 million) and the accrual of the preferred securities dividends ($14.5 million) associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "6 3/4% Preferred Securities"), the 14% Preferred Stock and the 14 1/4% Preferred Stock.

         Loss from continuing operations. Loss from continuing operations increased $4.8 million, or 6%, from $81.6 million for the three months ended March 31, 1998 to $86.3 million for the three months ended March 31, 1999 due to the increases in depreciation and amortization and interest expense, offset by an increase in operating margin, as noted above.

         Loss from discontinued operations. For the three months ended March 31, 1998, loss from discontinued operations was $20.2 million, or 20%, of the Company's net loss and consists of the combined net loss of Zycom and NETCOM for the three-month period. Zycom terminated its normal operations on October 22, 1998 and, accordingly, the Company reported no loss from discontinued operations of Zycom for the three months ended March 31, 1999. Since the Company expected to report a gain on the disposition of NETCOM, the Company deferred the net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales and, accordingly, the Company reported no loss from discontinued operations of NETCOM for the three months ended March 31, 1999.

         Extraordinary gain on sales of operations of NETCOM. The Company reported an extraordinary gain on the sales of the operations of NETCOM during the three months ended March 31, 1999 of $193.0 million, net of income taxes of $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses of operations of NETCOM from November 3, 1998 through the dates of the sales and $26.0 million of deferred sales proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM to MindSpring. The deferred proceeds will be recognized on a periodic basis over the term of the Company's network capacity agreement with MindSpring.

Liquidity and Capital Resources

         The Company's growth has been funded through a combination of equity, debt and lease financing. As of March 31, 1999, the Company had current assets of $585.6 million, including $338.5 million of cash, cash equivalents, restricted cash and short-term investments available for sale, which exceeded current liabilities of $171.3 million, providing working capital of $414.3 million. The Company invests excess funds primarily in short-term, interest-bearing investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's short term investment objectives are safety, liquidity and yield, in that order.

Net Cash Used By Operating Activities

         The Company's operating activities used $6.5 million and $43.8 million for the three months ended March 31, 1998 and 1999, respectively. Net cash used by operating activities is primarily due to losses from continuing operations and increases in receivables, which are partially offset by changes in working capital items and non-cash expenses, such as depreciation and amortization, deferred interest expense and accretion and preferred dividends on subsidiary preferred securities.

         The Company does not anticipate that cash provided by operations will be sufficient to fund operating activities, the future expansion of existing networks or the construction and acquisition of new networks in the near term. As the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities, while experiencing decelerating increases in personnel and other SG&A expenses supporting its operations, any or all of which may not occur, the Company anticipates that net cash used by operating activities will improve in the near term.

Net Cash Provided By Investing Activities

         Investing activities provided $36.7 million and $130.3 million in the three months ended March 31, 1998 and 1999, respectively. Net cash provided by investing activities includes cash expended for the acquisition of property, equipment and other assets of $65.7 million and $102.0 million for the three months ended March 31, 1998 and 1999, respectively. Also included in net cash provided by investing activities for the three months ended March 31, 1999 is the purchase of long-term investments of $27.5 million, offset by proceeds from the sales of the operations of NETCOM of $252.9 million. For the three months ended March 31, 1998, the Company received net proceeds from the sale of the Company's corporate headquarters of $26.9 million and proceeds from the sales of short-term investments available for sale of $83.3 million. The Company will continue to use cash in 1999 and subsequent periods for the construction of new networks, the expansion of existing networks and, potentially, for acquisitions. The Company acquired assets under capital leases of $3.8 million during the three months ended March 31, 1999.

Net Cash Provided (Used) By Financing Activities

         Financing activities provided $294.2 million and used $0.5 million in the three months ended March 31, 1998 and 1999, respectively. Net cash provided by financing activities for the three months ended March 31, 1998 includes net proceeds from the private placement of the 10% Notes in February 1998. Historically, the funds to finance the Company's business acquisitions, capital expenditures, working capital requirements and operating losses have been obtained through public and private offerings of ICG and ICG Holdings (Canada) Co. ("Holdings-Canada") common shares, convertible subordinated notes, convertible preferred shares of Holdings-Canada, capital lease financings and various working capital sources, including credit facilities, in addition to the private placement of the securities previously mentioned and other securities offerings. Net cash provided (used) by financing activities for the three months ended March 31, 1998 and 1999 also include proceeds from the issuance of common stock in conjunction with the exercise of options and warrants and the Company's employee stock purchase plan, offset by principal payments on long-term debt and capital leases and payments of preferred dividends on preferred securities of subsidiaries.

         As of March 31, 1999,  the Company had an  aggregate  of  approximately
$76.5 million of capital lease obligations and an aggregate accreted value of approximately $1.6 billion was outstanding under the 13 1/2% Senior Discount Notes due 2005 (the "13 1/2 % Notes"), the 12 1/2% Senior Discount Notes due 2006 (the "12 1/2 % Notes"), the 11 5/8% Senior Discount Notes due 2007 (the "11 5/8 % Notes"), the 10% Notes and the 9 7/8% Notes. The 13 1/2% Notes require payments of interest to be made in cash commencing March 15, 2001 and mature on September 15, 2005. The 12 1/2% Notes require payments of interest to be made in cash commencing November 1, 2001 and mature on May 1, 2006. The 11 5/8% Notes require payments of interest to be made in cash commencing September 15, 2002 and mature on March 15, 2007. The 10% Notes require payments of interest in cash commencing August 15, 2003 and mature on February 15, 2008. The 9 7/8% Notes require payments of interest in cash commencing November 1, 2003 and mature on May 1, 2008. The 6 3/4% Preferred Securities require payments of dividends to be made in cash through November 15, 2000. In addition, the 14% Preferred Stock and 14 1/4% Preferred Stock require payments of dividends to be made in cash commencing June 15, 2002 and August 1, 2001, respectively. As of March 31, 1999, the Company had $33.6 million of other indebtedness outstanding. With respect to senior indebtedness outstanding on March 31, 1999, the Company has cash interest payment obligations of approximately $113.3 million in 2001, $158.0 million in 2002, $212.6 million in 2003 and $257.2 million in 2004. With respect to preferred securities currently outstanding, the Company has cash dividend obligations of approximately $6.7 million remaining in 1999 and $8.9 million in 2000, for which the Company has restricted cash balances available for such dividend payments, $10.7 million in 2001 and $35.4 million in 2002 and each year thereafter through 2007. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to March 2001. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness, including such capital leases, or obtain such additional funds, and if the Company is unable to effect such refinancings or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness or make payments of cash dividends on, or the mandatory redemption of, its preferred securities, would be adversely affected.

Capital Expenditures

         The Company's capital expenditures of continuing operations (including assets acquired under capital leases and excluding payments for construction of the Company's corporate headquarters) were $65.7 million and $105.7 million for the three months ended March 31, 1998 and 1999, respectively. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services will require capital expenditures of approximately $345.0 million during the remainder of 1999, including approximately $40.0 million which the Company expects to incur under its letter of intent with a large national ISP to provide Internet RAS. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company has committed to purchase a substantial amount of equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

Other Cash Commitments and Capital Requirements

         The Company's operations have required and will continue to require significant capital expenditures for development, construction, expansion and acquisition of telecommunications assets. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flows. In addition to the Company's planned capital expenditures, it has other cash commitments as described in the footnotes to the Company's unaudited consolidated financial statements for the three months ended March 31, 1999 included elsewhere herein.

         In view of the continuing development of the Company's products and services, the expansion of existing networks and the construction, leasing and licensing of new networks, the Company will require additional amounts of cash in the future from outside sources. Management believes that the Company's cash on hand and amounts expected to be available through asset sales, cash flows from operations, including the collection of receivables from transport and termination charges, vendor financing arrangements and credit facilities will provide sufficient funds necessary for the Company to expand its business as currently planned and to fund its operations through 2000. Additional sources of cash may include public and private equity and debt financings, sales of non-strategic assets, capital leases and other financing arrangements. In the past, the Company has been able to secure sufficient amounts of financing to meet its capital needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company.

         The failure to obtain sufficient amounts of financing could result in the delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company's business. In addition, the inability to fund operating deficits with the proceeds of financings and sales of non-strategic assets until the Company establishes a sufficient revenue-generating customer base could have a material adverse effect on the Company's liquidity.

Transport and Termination Charges

           The Company has recorded revenue of approximately $4.9 million, $58.3 million and $30.8 million for fiscal 1997, fiscal 1998 and the three months ended March 31, 1999, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of ILECs pursuant to various interconnection agreements. The ILECs have not paid most of the bills they have received from the Company and have disputed substantially all of these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal laws and public policies. As a result, the Company expects receivables from transport and termination charges will continue to increase until these disputes have been resolved.

         The resolution of these disputes will be based on rulings by state public utility commissions and/or by the FCC. To date, there have been favorable final rulings from 31 state public utility commissions that ISP traffic is subject to the payment of reciprocal compensation under current interconnection agreements. Many of these state commission decisions have been appealed by the ILECs. On February 25, 1999, the FCC issued a decision that ISP-bound traffic is largely jurisdictionally interstate traffic. The decision relies on the long-standing federal policy that ISP traffic, although jurisdictionally interstate, is treated as though it is local traffic for pricing purposes. The decision also emphasizes that because there are no federal rules governing intercarrier compensation for ISP traffic, the determination as to whether such traffic is subject to reciprocal compensation under the terms of interconnection agreements properly is made by the state commissions and that carriers are bound by their interconnection agreements and state commission decisions regarding the payment of reciprocal compensation for ISP traffic. The FCC has initiated a rulemaking proceeding regarding the adoption of prospective federal rules for intercarrier compensation for ISP traffic. In its notice of rulemaking, the FCC expresses its preference that compensation rates for this traffic continue to be set by negotiations between carriers, with disputes resolved by arbitrations conducted by state commissions, pursuant to the Telecommunications Act. Since the issuance of the FCC's decision on February 25, 1999, nine state utility commissions have either ruled or reaffirmed that ISP traffic is subject to reciprocal compensation under current interconnection agreements. On May 5, 1999, the Public Utilities Commission of Ohio ("PUCO") issued a decision affirming its August 1998 decision that ISP traffic is subject to reciprocal compensation under the Company's current interconnection agreement with Ameritech Corporation ("Ameritech"). The PUCO also denied Ameritech's request for a stay of its obligation to remit payment to the Company and directed

Ameritech to remit the amounts owed to the Company within 45 days of May 5, 1999. The Company expects that Ameritech will seek judicial review of the PUCO decision and that Ameritech will request the reviewing court to stay the decision pending appeal. The Company cannot predict how the reviewing court would rule on Ameritech's stay request, or the final outcome on the merits of the court appeal. On March 4, 1999, the Alabama Public Service Commission (the "Alabama PSC") issued a decision that found that reciprocal compensation is owed for Internet traffic under four CLEC interconnection agreements with BellSouth Corporation ("BellSouth"), which agreements were at issue in the proceeding. With respect to the Company's interconnection agreement, which also was at issue, the state commission interpreted certain language in the Company's agreement to exempt ISP-bound traffic from reciprocal compensation under certain conditions. The Company believes that the Alabama PSC failed to consider (i) the intent of the parties in negotiating and executing the Company's interconnection agreement, and (ii) the specific language of the Company's interconnection agreement and the impact of Alabama PSC and FCC policies, and thereby misinterpreted the agreement. The Company has filed a request with the Alabama PSC seeking determination that the ruling with respect to the Company's agreement be reconsidered, and that the Company should be treated the same as the other CLECs that participated in the proceeding and for which the Alabama PSC ordered the payment of reciprocal compensation. While the Company intends to pursue vigorously the petition for reconsideration with the Alabama PSC, and if the Company deems it necessary, judicial review, the Company cannot predict the final outcome of this issue.

         The Company has also recorded revenue of approximately $19.1 million and $5.2 million for fiscal 1998 and the three months ended March 31, 1999, respectively, related to other transport and termination charges to the ILECs, pursuant to the Company's interconnection agreements with these ILECs. Included in the Company's trade receivables at December 31, 1998 and March 31, 1999 are $72.8 million and $105.5 million, respectively, for all receivables related to transport and termination charges. The receivables balance at March 31, 1999 is net of an allowance of $8.1 million for disputed amounts.

         As the Company's interconnection agreements expire or are extended, rates for transport and termination charges are being and will continue to be renegotiated. Some of the Company's agreements are already being affected. Although the Company's interconnection agreement with BellSouth has expired, the Company has received written notification from BellSouth that the Company may continue operating under the expired interconnection agreement, until such agreement is renegotiated or arbitrated by the relevant state commissions. Additionally, the Company's interconnection agreement with Ameritech recently was extended from the June 15, 1999 to February 15, 2000. The Company's remaining interconnection agreements expire in 1999 and 2000. The Company's extension of its interconnection agreement with Ameritech includes reduced rates for transport and termination charges, and the Company expects that its negotiations with BellSouth will also affect the rates for transport and termination charges included in its existing interconnection agreement with BellSouth. While the Company believes that all revenue recorded through March 31, 1999 is collectible and that future revenue from transport and termination charges billed under the Company's current interconnection agreements will be realized, there can be no assurance that future regulatory and judicial rulings will be favorable to the Company, that the Alabama PSC will reconsider its ruling, or that different pricing plans for transport and termination charges between carriers will not be adopted when the Company's interconnection agreements are renegotiated or arbitrated, or as a result of the FCC's rulemaking proceeding on future compensation methods. In fact, the Company believes that different pricing plans will be considered and adopted, and although the Company expects that revenue from transport and termination charges likely will decrease as a percentage of total revenue from local services in periods after the expiration of current interconnection agreements, the Company's local termination services still will be required by the ILECs and must be provided under the Telecommunications Act, and likely will result in increasing volume in minutes due to the growth of the Internet and related services markets. The Company expects to negotiate reasonable compensation and collection terms for local termination services, although there is no assurance that such compensation will remain consistent with current levels. Additionally, the Company expects to supplement its current operations with revenue, and ultimately EBITDA, from new services offerings such as RAS and DSL services, however, the Company may or may not be successful in its efforts to deploy such services profitably.

Year 2000 Compliance

Importance

         Many computer systems, software applications and other electronics currently in use worldwide are programmed to accept only two digits in the portion of the date field which designates the year. The "Year 2000 problem" arises because these systems and products cannot properly distinguish between a year that begins with "20" and the familiar "19." If these systems and products are not modified or replaced, many will fail, create erroneous results and/or may cause interfacing systems to fail.

         Year 2000 compliance issues are of particular importance to the Company since its operations rely heavily upon computer systems, software applications and other electronics containing date-sensitive embedded technology. Some of these technologies were internally developed and others are standard purchased systems which may or may not have been customized for the Company's particular application. The Company also relies heavily upon various vendors and suppliers that are themselves very reliant on computer systems, software applications and other electronics containing date-sensitive embedded technology. These vendors and suppliers include: (i) ILECs and other local and long distance carriers with which the Company has interconnection or resale agreements; (ii) manufacturers of the hardware and related operating systems that the Company uses directly in its operations; (iii) providers that create custom software applications that the Company uses directly in its operations; and (iv) providers that sell standard or custom equipment or software which allow the Company to provide administrative support to its operations.

Strategy

         The Company's approach to addressing the potential impact of Year 2000 compliance issues is focused upon ensuring, to the extent reasonably possible, the continued, normal operation of its business and supporting systems. Accordingly, the Company has developed a four-phase plan which it is applying to each functional category of the Company's computer systems and components. Each of the Company's computer systems, software applications and other electronics containing date-sensitive embedded technology is included within one of the following four functional categories:

          o Networks and Products, which consists of all components whether hardware, software or embedded technology used directly in the Company's operations, including components used by the Company's voice and data switches and collocation and telecommunications products;

          o IT Systems, which consists of all components used to support the Company's operations, including provisioning and billing systems;

          o Building and Facilities, which consists of all components with embedded technology used at the Company's corporate headquarters building and other leased facilities, including security systems, elevators and internal use telephone systems;

          o Office Equipment, which consists of all office equipment with date-sensitive embedded technology.

         For each of the categories described above, the Company will apply the following four-phase approach to identifying and addressing the potential impact of Year 2000 compliance issues:

          o   Phase I - Assessment
              During this phase, the Company's technology staff will perform an inventory of all components currently in use by the Company. Based upon this inventory, the Company's business executives and technology staff will jointly classify each component as a "high," "medium" or "low" priority item, determined primarily by the relative importance that the particular component has to the Company's normal business operations, the number of people internally and externally which would be affected by any failure of such component and the interdependence of such component with other components used by the Company that may be of higher or lower priority.

              Based upon such classifications, the Company's business executives and information technology staff will jointly set desired levels of Year 2000 readiness for each component inventoried, using the following criteria, as defined by the Company:

              - Capable, meaning that such computer system or component will be capable of managing and expressing calendar years in four digits;

              - Compliant, meaning that the Company will be able to use such component for the purpose for which the Company intended it by adapting to its ability to manage and express calendar years in only two digits;

              - Certified, meaning that the Company has received testing results to demonstrate, or the vendor or supplier is subject to contractual terms which requires, that such component requires no Year 2000 modifications to manage and express calendar years in four digits; or

              - Non-critical, meaning that the Company expects to be able to continue to use such component unmodified or has determined that the estimated costs of modification exceed the estimated costs associated with its failure.

          o   Phase II - Remediation
              During this phase, the Company will develop and execute a remediation plan for each component based upon the priorities set in Phase I. Remediation may include component upgrade, reprogramming, replacement, receipt of vendor and supplier certification or other actions as deemed necessary or appropriate.

          o   Phase III - Testing
              During this phase, the Company will perform testing sufficient to confirm that the component meets the desired state of Year 2000 readiness. This phase will consist of: (i) testing the component in isolation, or unit testing; (ii) testing the component jointly with other components, or system testing; and (iii) testing interdependent systems, or environment testing.

          o   Phase IV - Implementation
              During the last phase, the Company will implement each act of remediation developed and tested for each component, as well as implement adequate controls to ensure that future upgrades and changes to the Company's computer systems, for operational reasons other than Year 2000 compliance, do not alter the Company's Year 2000 state of readiness.

Current State of Readiness

         The Company has commenced certain of the phases within its Year 2000 compliance strategy for each of its functional system categories, as shown by the table set forth below. The Company does not intend to wait until the completion of a phase for all functional category components together before commencing the next phase. Accordingly, the information set forth below represents only a general description of the phase status for each functional category.

------------------------------- ----------------------------------------------------------------------------------------------
                                                                            Phase
------------------------------- ----------------------------------------------------------------------------------------------
                                          I                      II                     III                      IV
System and Level of Priority         Assessment             Remediation               Testing              Implementation
------------------------------- ----------------------------------------------------------------------------------------------
Networks and Products
------------------------------- ----------------------------------------------------------------------------------------------
     High                       Complete               In progress             In progress             In progress
                                                       To complete Q2 1999     To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               In progress             In progress             In progress
                                                       To complete Q2 1999     To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Low                        Complete               Complete                Complete                Complete
------------------------------- ----------------------------------------------------------------------------------------------
IT Systems
------------------------------- ----------------------------------------------------------------------------------------------
     High                       Complete               In progress             In progress             In progress
                                                       To complete Q2 1999     To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               In progress             In progress             In progress
                                                       To complete Q2 1999     To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Low                        Complete               Complete                In progress             In progress
                                                                               To complete Q3 1999     To complete Q3 1999
------------------------------- ----------------------------------------------------------------------------------------------
Building and Facilities
------------------------------- ----------------------------------------------------------------------------------------------
     High                       In progress            In progress                To be determined based on the results of
                                To complete Q2 1999    To complete Q2 1999                        Phase II
------------------------------- ---------------------- -----------------------------------------------------------------------
     Medium                     In progress                       To be determined based on the results of Phase I
                                To complete Q2 1999
------------------------------- ---------------------- -----------------------------------------------------------------------
     Low                        To begin  Q2 1999                 To be determined based on the results of Phase I
                                To complete Q3 1999
------------------------------- ----------------------------------------------------------------------------------------------
Office Equipment
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     High                       Complete               Complete                In progress             In progress
                                                                               To complete Q2 1999     To complete Q2 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               Complete                Complete                Complete
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Low                        Complete               Complete                Complete                Complete
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------

         Separately, the Company is in the process of reviewing the Company's material contracts with contractors and vendors/suppliers and considering the necessity of renegotiating certain existing contracts, to the extent that the contracts fail to address the allocation of potential Year 2000 liabilities between parties. Prior to entering into any new material contracts, the Company will seek to address the allocation of potential Year 2000 liabilities as part of the initial negotiation.

Costs

         The Company expenses all incremental costs to the Company associated with Year 2000 compliance issues as incurred. Through March 31, 1999, such costs incurred were approximately $0.6 million, consisting of approximately $0.4 of replacement hardware and software and approximately $0.2 million of consulting fees and other miscellaneous costs of Year 2000 compliance reference and planning materials. The Company has also incurred certain internal costs, including salaries and benefits for employees dedicating various portions of their time to Year 2000 compliance issues, of which costs the Company believes has not exceeded $0.5 million through March 31, 1999. The Company expects that total future incremental costs of Year 2000 compliance efforts will be approximately $3.8 million, consisting of $2.3 million in consulting fees, $1.5 million in replacement hardware and software and other miscellaneous costs. These anticipated costs have been included in the Company's fiscal 1999 budget and represent approximately 4% of the Company's budgeted expenses for information technology through fiscal 1999. Such cost estimates are based upon presently available information and may change as the Company continues with its Year 2000 compliance plan. The Company intends to use cash on hand for Year 2000 compliance costs, as necessary.

Risk, Contingency Planning and Reasonably Likely Worst Case Scenario

         While the Company is heavily reliant upon its computer systems, software applications and other electronics containing date-sensitive embedded technology as part of its business operations, such components upon which the Company primarily relies were developed with current state-of-the-art technology and, accordingly, the Company has reasonably assumed that its four-phase approach will demonstrate that many of its high-priority systems do not present material Year 2000 compliance issues. For computer systems, software applications and other electronics containing date-sensitive embedded technology that have met the Company's desired level of Year 2000 readiness, the Company will use its existing contingency plans to mitigate or eliminate problems it may experience if an unanticipated system failure were to occur. For components that have not met the Company's desired level of readiness, the Company will develop a specific contingency plan to determine the actions the Company would take if such component failed.

         At the present time, the Company is unable to develop a most reasonably likely worst case scenario for failure to achieve adequate Year 2000 compliance. The Company will be better able to develop such a scenario once the status of Year 2000 compliance of the Company's material vendors and suppliers is complete. The Company will monitor its vendors and suppliers, particularly the other telecommunications companies upon which the Company relies, to determine whether they are performing and implementing an adequate Year 2000 compliance plan in a timely manner.

         The Company acknowledges the possibility that the Company may become subject to potential claims by customers if the Company's operations are interrupted for an extended period of time. However, it is not possible to predict either the probability of such potential litigation, the amount that could be in controversy or upon which party a court would place ultimate responsibility for any such interruption.

         The Company views Year 2000 compliance as a process that is inherently dynamic and will change in response to changing circumstances. While the Company believes that through execution and satisfactory completion of its Year 2000 compliance strategy its computer systems, software applications and electronics will be Year 2000 compliant, there can be no assurance until the Year 2000 occurs that all systems and all interfacing technology when running jointly will function adequately. Additionally, there can be no assurance that the assumptions made by the Company within its Year 2000 compliance strategy will prove to be correct, that the strategy will succeed or that the remedial actions being implemented will be able to be completed by the time necessary to avoid system or component failures. In addition, disruptions with respect to the computer systems of vendors or customers, which systems are outside the control of the Company, could impair the Company's ability to obtain necessary products or services to sell to its customers. Disruptions of the Company's computer systems, or the computer systems of the Company's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's financial position and cash flows are subject to a variety of risks in the normal course of business, which include market risks associated with movements in interest rates and equity prices. The Company routinely assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. The Company does not, in the normal course of business, use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

         The Company's exposure to market risk associated with changes in interest rates relates primarily to the Company's investments in marketable securities and its senior indebtedness.

         The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale and generally have maturities of one year or less. The Company's short-term investment objectives are safety, liquidity and yield, in that order. As of March 31, 1999, the Company had approximately $338.5 million in cash, cash equivalents, restricted cash and short-term investments available for sale and approximately $17.5 million in long-term debt securities available for sale, at a weighted average fixed interest rate of 4.5% for the three months ended March 31, 1999. A hypothetical 10% fluctuation in market rates of interest would cause a change in the fair value of the Company's investment in marketable securities at March 31, 1999 of approximately $0.1 million and, accordingly, would not cause a material impact on the Company's financial position, results of operations or cash flows.

         At March 31, 1999, the Company's indebtedness included $1.6 billion under the 13 1/2% Notes, 12 1/2% Notes, 11 5/8% Notes, 10% Notes and 9 7/8% Notes and $478.9 million under the 14 1/4% Preferred Stock, 14% Preferred Stock and 6 3/4% Preferred Securities. These instruments contain fixed annual interest and dividend rates, respectively, and, accordingly, any change in market interest rates would have no impact on the Company's financial position, results of operations or cash flows. Future increases in interest rates could increase the cost of any new borrowings by the Company. The Company does not hedge against future changes in market rates of interest.

Equity Price Risk

         On February 17, 1999, the Company completed the sale of the domestic operations of NETCOM to MindSpring, in exchange for a combination of cash and 376,116 shares of common stock of MindSpring, valued at approximately $79.76 per share, or $30.0 million, at the time of the transaction. Through April 16, 1999, the Company bore some risk of market price fluctuations in its investment in MindSpring. In order to mitigate the risk associated with a decrease in the market value of the Company's investment in MindSpring, the Company entered into a hedging contract. In April 1999, the Company sold its investment in MindSpring for net proceeds of approximately $30.4 million. The Company recorded an unrealized gain on its investment in MindSpring of approximately $0.4 million in its statement of operations for the three months ended March 31, 1999. The hedging contract was terminated upon the sale of the common stock of MindSpring.

         On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of NorthPoint Preferred Stock. The NorthPoint Preferred Stock has no voting rights and is ultimately convertible into a voting class of common stock of NorthPoint, at an exchange price which represents a discount, as provided in the relevant documentation, to the initial public offering price of NorthPoint's common stock. The Company is restricted from selling the NorthPoint Preferred Stock or securities obtained upon conversion of the NorthPoint Preferred Stock until March 23, 2000. Accordingly, the Company will be subject to the effects of fluctuations in the fair value of the common stock of NorthPoint until such time when the Company is permitted to liquidate its investment in NorthPoint. Although changes in the fair market value of the common stock of NorthPoint may affect the fair market value of the Company's investment in NorthPoint and cause unrealized gains or losses, such gains or losses will not be realized until the securities are sold.

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          See Note 6 (e) to the Company's unaudited condensed consolidated financial statements for the three months ended March 31, 1999 contained elsewhere in this Quarterly Report.

ITEM 2.   CHANGES IN SECURITIES
          ---------------------

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          -----------------------------------------------------

          None.

ITEM 5.   OTHER INFORMATION
          -----------------

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

   (A)   Exhibits.

      (10)  Material Contracts.

            10.1: Extension and Amendment to Employment Agreement, dated as of March 10, 1999, by and between ICG Communications, Inc. and J. Shelby Bryan.

            10.2: Deferred Compensation Agreement, dated as of April 1, 1999, by and between ICG Communications, Inc. and J. Shelby Bryan.

            10.3: Loan Agreement, dated as of January 1, 1999, by and among TriNet Realty Capital, Inc. and ICG Services, Inc.

            10.4: Promissory Note, dated as of January 1, 1999, by and among TriNet Realty Capital, Inc. and ICG Services, Inc.

            10.5: Deed of Trust, Assignment of Rents and Security Agreement, made as of January 1, 1999, granted by ICG Services, Inc. for the benefit of TriNet Realty Capital, Inc.

            10.6: Purchase Agreement, dated as of January 1, 1999, by and among TriNet Essential Facilities X, Inc. and ICG Services, Inc.

      (27)  Financial Data Schedule.

            27.1: Financial Data Schedule of ICG Communications, Inc. for the Three Months Ended March 31, 1999.

    (B) Reports on Form 8-K. The following reports on Form 8-K were filed by the registrants during the three months ended March 31, 1999:

               ICG Communications, Inc.
               ------------------------
          (i) Current Report on Form 8-K dated January 6, 1999, regarding the announcement of the Company's definitive agreement to sell the domestic operations of NETCOM On-Line Communication Services, Inc. to MindSpring Enterprises, Inc.

          (ii) Current Report on Form 8-K dated March 4, 1999, regarding the disposition of NETCOM On-Line Communication Services, Inc., including pro forma financial information.

               ICG Communications, Inc.
               ICG Holdings (Canada) Co.
               ICG Holdings, Inc.
               -------------------------
          (iii)Current Report on Form 8-K dated February 26, 1999, regarding the announcement of the Company's earnings information and results of operations for the quarter and year ended December 31, 1998.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                INDEX TO EXHIBITS




10.1: Extension and Amendment to Employment Agreement, dated as of March 10, 1999, by and between ICG Communications, Inc. and J. Shelby Bryan.

10.2: Deferred Compensation Agreement, dated as of April 1, 1999, by and between ICG Communications, Inc. and J. Shelby Bryan.

10.3: Loan Agreement, dated as of January 1, 1999, by and among TriNet Realty Capital, Inc. and ICG Services, Inc.

10.4: Promissory Note, dated as of January 1, 1999, by and among TriNet Realty Capital, Inc. and ICG Services, Inc.

10.5: Deed of Trust, Assignment of Rents and Security Agreement, made as of January 1, 1999, granted by ICG Services, Inc. for the benefit of TriNet Realty Capital, Inc.

10.6: Purchase Agreement, dated as of January 1, 1999, by and among TriNet Essential Facilities X, Inc. and ICG Services, Inc.

27.1: Financial Data Schedule of ICG Communications, Inc. for the Three Months Ended March 31, 1999.

                                  EXHIBIT 10.1

Extension and Amendment to Employment Agreement, dated as of March 10, 1999, by and between ICG Communications, Inc. and J. Shelby Bryan.

                                  EXHIBIT 10.2

 Deferred Compensation Agreement, dated as of April 1, 1999, by and between ICG
                   Communications, Inc. and J. Shelby Bryan.

                                  EXHIBIT 10.3

     Loan Agreement, dated as of January 1, 1999, by and among TriNet Realty
                      Capital, Inc. and ICG Services, Inc.

                                  EXHIBIT 10.4

    Promissory Note, dated as of January 1, 1999, by and among TriNet Realty
                      Capital, Inc. and ICG Services, Inc.

                                  EXHIBIT 10.5

Deed of Trust, Assignment of Rents and Security Agreement, made as of January 1,
      1999, granted by ICG Services, Inc. for the benefit of TriNet Realty
                                 Capital, Inc.

                                  EXHIBIT 10.6

 Purchase Agreement, dated as of January 1, 1999, by and among TriNet Essential
                   Facilities X, Inc. and ICG Services, Inc.

                                  EXHIBIT 27.1

 Financial Data Schedule of ICG Communications, Inc. for the Three Months Ended
                                March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1999.



                                  ICG COMMUNICATIONS, INC.





Date:  May 14, 1999           By:  /s/ Harry R. Herbst
                                   -------------------------------------------
                                   Harry R. Herbst, Executive Vice President and
                                   Chief Financial Officer (Principal Financial
                                   Officer)





Date:  May 14, 1999           By:  /s/ Richard Bambach
                                   -------------------------------------------
                                   Richard Bambach, Vice President and Corporate
                                   Controller (Principal Accounting Officer)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1999.



                                ICG HOLDINGS (CANADA) CO.





Date:  May 14, 1999          By:  /s/ Harry R. Herbst
                                  ----------------------------------------------
                                  Harry R. Herbst, Executive Vice President and
                                  Chief Financial Officer (Principal Financial
                                  Officer)






Date:  May 14, 1999          By:  /s/ Richard Bambach
                                  ----------------------------------------------
                                  Richard Bambach, Vice President and Corporate
                                  Controller (Principal Accounting Officer)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1999.



                               ICG HOLDINGS, INC.





Date:  May 14, 1999        By:  /s/ Harry R. Herbst
                                ----------------------------------------------
                                Harry R. Herbst, Executive Vice President and
                                Chief Financial Officer (Principal Financial
                                Officer)






Date:  May 14, 1999        By:  /s/ Richard Bambach
                                ----------------------------------------------
                                Richard Bambach, Vice President and Corporate
                                Controller (Principal Accounting Officer)