Form 10-Q
period 1999-09-30
ICG HOLDINGS INC
filed 1999-11-15
CIK 1001131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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
                               ICG HOLDINGS, INC.
           (Exact names of registrants as specified in their charters)


------------------------------------------- ------------------------------------
Delaware                                    84-1342022
Nova Scotia                                 Not Applicable
Colorado                                    84-1158866
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)
------------------------------------------- ------------------------------------
161 Inverness Drive West                    Not applicable
Englewood, Colorado 80112

161 Inverness Drive West                    c/o ICG Communications, Inc.
Englewood, Colorado 80112                   161 Inverness Drive West
                                            Englewood, Colorado 80112

161 Inverness Drive West                    Not applicable
Englewood, Colorado 80112
(Address of principal executive offices)    (Address of U.S. agent for service)
------------------------------------------- ------------------------------------
Registrants' telephone numbers, including area codes: (888) 424-1144 or (303) 414-5000

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   Yes |X|   No

         The number of registrants' outstanding common shares as of November 11, 1999 were 47,556,435, 31,931,558 and 1,918, respectively. ICG Canadian
Acquisition, Inc., a wholly owned subsidiary of ICG Communications, Inc., owns all of the issued and outstanding common shares of ICG Holdings (Canada) Co. ICG Holdings (Canada) Co. owns all of the issued and outstanding shares of ICG Holdings, Inc.

                                TABLE OF CONTENTS




PART I    .....................................................................3
  ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ......................3
             Consolidated Balance Sheets as of December 31, 1998 and
               September 30, 1999 (unaudited)..................................3
             Consolidated Statements of Operations (unaudited) for the
               Three Months and Nine Months Ended September 30, 1998 and 1999..5
             Consolidated Statement of Stockholders' Deficit (unaudited)
               for the Nine Months Ended September 30, 1999 ...................7
             Consolidated Statements of Cash Flows (unaudited) for the
               Nine Months Ended September 30, 1998 and 1999 ..................8
             Notes to Consolidated Financial Statements, December 31, 1998
               and September 30, 1999(unaudited)..............................10
  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS .......................................27
  ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......45

PART II   ....................................................................47
  ITEM 1.    LEGAL PROCEEDINGS ...............................................47
  ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS .......................47
  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES .................................47
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ...........47
  ITEM 5.    OTHER INFORMATION ...............................................47
  ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K .................................47
             Exhibits ........................................................47
             Report on Form 8-K ..............................................48

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
              December 31, 1998 and September 30, 1999 (unaudited)


                                                                               December 31,             September 30,
                                                                                   1998                     1999
                                                                            --------------------     --------------------
    Assets                                                                                 (in thousands)

    Current assets:
       Cash and cash equivalents                                            $       210,307                149,176
       Short-term investments available for sale                                     52,000                 21,483
       Receivables:
          Trade, net of allowance of $14,351 and $68,545 at December 31,
            1998 and September 30, 1999, respectively (note 6)                      113,030                140,013
          Other                                                                         529                    922
                                                                            --------------------     --------------------
                                                                                    113,559                140,935

       Inventory                                                                          -                     70
       Prepaid expenses and deposits                                                 11,530                 11,621
       Net current assets of discontinued operations (note 3)                            66                 15,775
                                                                            --------------------     --------------------

          Total current assets                                                      387,462                339,060
                                                                            --------------------     --------------------

    Property and equipment                                                        1,064,112              1,456,096
       Less accumulated depreciation                                               (156,054)              (252,667)
                                                                            --------------------     --------------------
          Net property and equipment                                                908,058              1,203,429
                                                                            --------------------     --------------------

    Restricted cash                                                                  16,912                 11,814
    Investments in debt securities available for sale and restricted
      and exchangeable preferred stock (note 4)                                           -                 28,489
    Other assets, net of accumulated amortization:
       Goodwill                                                                     110,513                101,976
       Deferred financing costs                                                      35,958                 37,196
       Transmission and other licenses                                                5,646                    604
       Other                                                                         22,324                 15,544
                                                                            --------------------     --------------------
                                                                                    174,441                155,320
                                                                            --------------------     --------------------

    Net non-current assets of discontinued operations (note 3)                      102,774                 49,338
                                                                            --------------------     --------------------

          Total assets (note 7)                                              $    1,589,647              1,787,450
                                                                            ====================     ====================
                                                                                                              (Continued)


                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                                            December 31,          September 30,
                                                                                1998                   1999
                                                                         -------------------    -------------------
Liabilities and Stockholders' Deficit                                                 (in thousands)

Current liabilities:
   Accounts payable                                                      $        30,424               24,677
   Accrued liabilities                                                            51,565               83,644
   Deferred revenue (note 6)                                                       5,647               33,652
   Deferred gain on sale (note 3)                                                      -                8,624
   Current portion of capital lease obligations (note 6)                           4,846                7,956
   Current portion of long-term debt (note 5)                                         46                   46
                                                                         -------------------    -------------------
         Total current liabilities                                                92,528              158,599
                                                                         -------------------    -------------------

Capital lease obligations, less current portion (note 6)                          62,946               62,057
Long-term debt, net of discount, less current portion (note 5)                 1,598,998            1,855,484
Other long-term liabilities                                                            -                  862
                                                                         -------------------    -------------------

   Total liabilities                                                           1,754,472            2,077,002
                                                                         -------------------    -------------------

Redeemable preferred stock of subsidiary ($384.3 million liquidation
   value at September 30, 1999) (note 5)                                         338,310              377,065

Company-obligated  mandatorily  redeemable  preferred  securities of subsidiary limited  liability company which holds solely
   Company preferred stock ($133.4 million liquidation value at
   September 30, 1999)                                                           128,042              128,331

Stockholders' deficit:
   Common stock, $0.01 par value, 100,000,000 shares authorized;
      46,360,185 and 47,514,260 shares issued and outstanding at
      December 31, 1998 and September 30, 1999, respectively                         464                  475
   Additional paid-in capital                                                    577,940              595,516
   Accumulated deficit                                                        (1,209,462)          (1,390,939)
   Accumulated other comprehensive loss                                             (119)                   -
                                                                         -------------------    -------------------
      Total stockholders' deficit                                               (631,177)            (794,948)
                                                                         -------------------    -------------------
Commitments and contingencies (notes 5 and 6)

      Total liabilities and stockholders' deficit                        $     1,589,647            1,787,450
                                                                         ===================    ===================

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (unaudited)
         Three Months and Nine Months Ended September 30, 1998 and 1999


                                                                    Three months ended               Nine months ended
                                                                       September 30,                   September 30,
                                                              -------------------------------  -------------------------------
                                                                   1998            1999             1998            1999
                                                              ---------------  --------------  ---------------  --------------
                                                                            (in thousands, except per share data)

Revenue (note 7)                                              $    82,567          115,166        205,269          337,151

Operating costs and expenses:
   Operating costs                                                 48,145           66,284        137,113          179,391
   Selling, general and administrative expenses                    39,485           94,558        112,699          180,341
   Depreciation and amortization (note 7)                          22,715           45,079         54,310          126,137
   Provision for impairment of long-lived assets                        -                -              -           29,300
   Other, net                                                           -              626            498               91
                                                              ---------------  --------------  ---------------  --------------
      Total operating costs and expenses                          110,345          206,547        304,620          515,260
                                                              ---------------  --------------  ---------------  --------------

      Operating loss                                              (27,778)         (91,381)       (99,351)        (178,109)

Other (expense) income:
   Interest expense (note 7)                                      (45,958)         (52,891)      (121,862)        (151,637)
   Interest income                                                  8,190            3,772         22,175           11,669
   Other expense, net, including realized and unrealized
     gains and losses on marketable trading securities               (350)            (333)          (962)          (2,676)
                                                              ---------------  --------------  ---------------  --------------
                                                                  (38,118)         (49,452)      (100,649)        (142,644)
                                                              ---------------  --------------  ---------------  --------------

Loss from continuing operations before income taxes,
   preferred dividends and extraordinary gain                     (65,896)        (140,833)      (200,000)        (320,753)
Income tax expense                                                    (45)               -            (45)               -
Accretion and preferred dividends on preferred securities of
   subsidiaries                                                   (13,987)         (15,694)       (40,774)         (45,739)
                                                              ---------------  --------------  ---------------  --------------

Loss from continuing operations before extraordinary gain         (79,928)        (156,527)      (240,819)        (366,492)

Discontinued operations (note 3):
   Net (loss) income from discontinued operations                 (15,535)             748        (57,235)             (55)
   Loss on disposal of discontinued operations, including
     provision  of $0.2  million,  $0.2  million and $0.3
     million for the three months ended  September 30, 1998,
     the nine months ended  September 30, 1998 and the nine
     months ended September 30, 1999, respectively, for
     operating losses during phase out period                      (1,201)               -         (1,201)          (7,959)
                                                              ---------------  --------------  ---------------  --------------
                                                                  (16,736)             748        (58,436)          (8,014)
                                                              ---------------  --------------  ---------------  --------------
Extraordinary gain on sales of operations of NETCOM, net of
   income taxes of $6.4 million (note 3)                                -                -              -          193,029
                                                              ---------------  --------------  ---------------  --------------

     Net loss                                                 $   (96,664)        (155,779)      (299,255)        (181,477)
                                                              ===============  ==============  ===============  ==============

Other comprehensive income - foreign currency translation
   adjustment                                                        (118)               -           (194)               -
                                                              ---------------  --------------  ---------------  --------------

     Comprehensive loss                                       $   (96,782)        (155,779)      (299,449)        (181,477)
                                                              ===============  ==============  ===============  ==============
                                                                                                                   (Continued)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                                        Three months ended             Nine months ended
                                                                          September 30,                  September 30,
                                                              -------------------------------  -------------------------------
                                                                   1998            1999             1998            1999
                                                              ---------------  --------------  ---------------  --------------
                                                                           (in thousands, except per share data)

Net loss per share - basic and diluted:
   Loss from continuing operations                            $    (1.75)           (3.31)          (5.36)           (7.81)
   Net (loss) income from discontinued operations                  (0.37)            0.02           (1.30)           (0.17)
   Extraordinary gain on sales of operations of NETCOM                  -            -                  -             4.11
                                                              ---------------  --------------  ---------------  --------------
     Net loss per share - basic and diluted                   $    (2.12)           (3.29)          (6.66)           (3.87)
                                                              ===============  ==============  ===============  ==============

Weighted average number of shares outstanding - basic and
    diluted                                                        45,588           47,320         44,922           46,948
                                                              ===============  ==============  ===============  ==============

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Deficit (unaudited)
                      Nine Months Ended September 30, 1999






                                                                                                        Accumulated
                                                      Common stock       Additional                        other           Total
                                                -----------------------   paid-in      Accumulated     comprehensive   stockholders'
                                                  Shares      Amount      capital        deficit           loss           deficit
                                                ----------- ----------- ------------- --------------- --------------- --------------
                                                                                      (in thousands)

Balances at January 1, 1999                        46,360   $    464       577,940       (1,209,462)         (119)       (631,177)
   Shares issued for cash in connection with the
     exercise of options and warrants                 798          8        10,753                -             -          10,761
   Shares issued for cash in connection with the
     employee stock purchase plan                     157          1         2,687                -             -           2,688
   Shares issued as contribution to 401(k) plan       199          2         4,136                -             -           4,138
   Reversal of cumulative foreign currency
     translation adjustment (note 3)                    -          -             -                -           119             119
   Net loss                                             -          -             -         (181,477)            -        (181,477)
                                                =========== =========== ============= =============== =============== ==============
Balances at September 30, 1999                     47,514   $     475      595,516       (1,390,939)            -        (794,948)
                                                =========== =========== ============= =============== =============== ==============

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)
                  Nine Months Ended September 30, 1998 and 1999

                                                                                            Nine months ended September 30,
                                                                                           -----------------------------------
                                                                                               1998                 1999
                                                                                           --------------      ---------------
                                                                                                     (in thousands)

Cash flows from operating activities:
   Net loss                                                                                 $   (299,255)         (181,477)
   Loss from discontinued operations                                                              58,436             8,014
   Extraordinary gain on sales of discontinued operations                                              -          (193,029)
   Adjustments to reconcile net loss to net cash used by operating activities:
       Recognition of deferred gain                                                                   -            (17,376)
       Accretion and preferred dividends on preferred securities of subsidiaries                 40,774             45,739
       Depreciation and amortization                                                             54,310            126,137
       Provision for impairment of long-lived assets                                                  -             29,300
       Deferred compensation                                                                          -                862
       Net loss (gain) on disposal of long-lived assets                                             498               (771)
       Provision for uncollectible accounts                                                       7,945             56,193
       Interest expense deferred and included in long-term debt                                 117,068            143,663
       Interest expense deferred and included in capital lease obligations                        4,208              3,968
       Amortization of deferred advertising costs included in selling, general
         and administrative expenses                                                                469                  -
       Amortization of deferred financing costs included in interest expense                      3,307              3,541
       Interest expense capitalized on assets under construction                                 (7,218)            (8,954)
       Contribution to 401(k) plan through issuance of common stock                               2,593              4,138
       Change in operating assets and liabilities, excluding the effects of dispositions and non-cash transactions:
            Receivables                                                                         (46,343)           (87,556)
            Inventory                                                                                 -                136
            Prepaid expenses and deposits                                                           271              3,011
            Deferred advertising costs                                                           (1,795)                 -
            Accounts payable and accrued liabilities                                             18,382             (9,643)
            Deferred revenue                                                                      1,422             29,197
                                                                                           --------------      ---------------
               Net cash used by operating activities                                            (44,928)           (44,907)
                                                                                           --------------      ---------------
Cash flows from investing activities:
  Increase in long-term notes receivable from affiliates and others                              (4,877)                 -
  Acquisition of property, equipment and other assets                                          (253,488)          (368,134)
  Payments for construction of corporate headquarters                                            (4,944)                 -
  Payments for business acquisitions, net of cash acquired                                      (14,307)                 -
  Proceeds from sales of operations of NETCOM, net of cash included in sale                           -            252,881
  Proceeds from disposition of property, equipment and other assets                                 148              4,302
  Proceeds from sale of corporate headquarters, net of selling and other costs                   30,283                  -
  Proceeds from sales of short-term investments available for sale                               71,281             30,517
  Proceeds from sale of marketable trading securities, net of realized gain                           -             30,000
  Decrease in restricted cash                                                                     5,760              5,098
  Purchase of investments                                                                             -            (28,489)
  Purchase of minority interest in subsidiaries                                                  (9,000)            (6,039)
                                                                                           --------------      ---------------
       Net cash used by investing activities                                                   (179,144)           (79,864)
                                                                                           --------------      ---------------
                                                                                                                  (Continued)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                                                            Nine months ended September 30,
                                                                                          -------------------------------------
                                                                                                 1998                  1999
                                                                                          -------------------   ---------------
                                                                                                     (in thousands)

Cash flows from financing activities:
  Proceeds from issuance of common stock:
      Sale by subsidiary                                                                    $        3,385                  -
      Exercise of options and warrants                                                              12,693             10,761
      Employee stock purchase plan                                                                   2,136              2,688
  Proceeds from issuance of long-term debt                                                         550,574             80,000
  Deferred long-term debt issuance costs                                                           (17,496)            (4,777)
Principal payments on capital lease obligations                                                    (11,559)           (12,720)
Principal payments on long-term debt                                                                (6,850)              (255)
Payments of preferred dividends                                                                     (6,695)            (6,695)
                                                                                          -------------------   ---------------
  Net cash provided by financing activities                                                        526,188             69,002
                                                                                          -------------------   ---------------

  Net increase (decrease) in cash and cash equivalents                                             302,116            (55,769)
  Net cash provided (used) by discontinued operations                                                8,298             (5,362)
Cash and cash equivalents, beginning of period                                                     120,574            210,307
                                                                                          ===================   ===============
Cash and cash equivalents, end of period                                                   $       430,988            149,176
                                                                                          ===================   ===============

Supplemental disclosure of cash flows information of continuing operations:
   Cash paid for interest                                                                 $          4,497              9,419
                                                                                          ===================   ================
   Cash paid for income taxes                                                             $             45              1,140
                                                                                          ===================   ================

Supplemental  schedule  of  non-cash  investing  and  financing   activities  of
   continuing operations:
      Common stock issued in connection with business combinations                        $         15,532                  -
                                                                                          ===================   ================
      Acquisition of corporate headquarters assets through the issuance of long-
        term debt and conversion of security deposit                                      $              -             33,077
                                                                                          ===================   ================
      Assets acquired under capital leases                                                $              -              6,190
                                                                                          ===================   ================

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              December 31, 1998 and September 30, 1999 (unaudited)


(1)      Organization and Basis of Presentation

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

         The Company's principal business activity is telecommunications services, including Telecom Services and, until the completion of the sales of such operations, Satellite Services. Telecom Services consists primarily of the Company's competitive local exchange carrier operations which provide local, long distance and data services to business end users, Internet service providers ("ISPs") and long distance carriers and resellers. Additionally, in February 1999, the Company began marketing Internet access and enhanced network services to ISPs and other telecommunications providers. Satellite Services consists of satellite voice, data and video services provided to major cruise ship lines, the U.S. Navy, the offshore oil and gas industry and integrated communications providers. Through October 22, 1999, the Company also provided Network Services which consisted of information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end users, including Fortune 1000 firms and other large businesses and telecommunications companies.

         On January 21, 1998, the Company completed a merger with NETCOM On-Line Communication Services, Inc. ("NETCOM"). At the effective time of the merger, each outstanding share of NETCOM common stock, $.01 par value, was automatically converted into shares of ICG common stock, $.01 par value ("ICG Common Stock"), at an exchange ratio of 0.8628 shares of ICG Common Stock per NETCOM common share. The Company issued approximately 10.2 million shares of ICG Common Stock in connection with the merger, valued at approximately $284.9 million on the date of the merger. The business combination was accounted for as a pooling of interests. On February 17 and March 16, 1999, the Company completed the sales of the operations of NETCOM (see note 3) and, accordingly, the Company's consolidated financial statements prior to March 16, 1999 reflect the operations and net assets of NETCOM as discontinued. In conjunction with the sales, the legal name of the NETCOM subsidiary was changed to ICG NetAhead, Inc. ("NetAhead") (see note 3).

         On July 15, 1999, the Company's board of directors adopted a formal plan to dispose of the Company's investments in Network Services and Satellite Services (see note 3) and, accordingly, the Company's consolidated financial statements reflect the operations and net assets of Network Services and Satellite Services as discontinued for all periods presented.

(2)      Significant Accounting Policies

         (a)   Basis of Presentation

               These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)      Significant Accounting Policies (continued)

               Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

               All significant intercompany accounts and transactions have been eliminated in consolidation.

         (b)   Net Loss Per Share

               Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding represents ICG Common Stock outstanding for the nine months ended September 30, 1999 and combined ICG Common Stock and Holdings-Canada Class A common shares outstanding for the nine months ended September 30, 1998. Potential common stock, which includes options, warrants and convertible subordinated notes and preferred securities, are not included in the net loss per share calculation as their effect is anti-dilutive. The Company has presented net loss per share from discontinued operations and extraordinary gain on sales of operations of NETCOM in the consolidated statement of operations for all periods presented.

         (c)   Reclassifications

               Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

 (3)     Discontinued Operations

         Net loss from discontinued operations consists of the following:

                                                             Three months ended                 Nine months ended
                                                               September 30,                      September 30,
                                                       -------------------------------    -------------------------------
                                                           1998              1999             1998              1999
                                                       -------------     -------------    --------------    -------------
                                                                                (in thousands)

        Network Services (a)                           $    (1,069)              748           (7,250)             (367)
        Satellite Services (b)                                 915                 -           (3,012)              312
        Zycom (c)                                           (1,449)                -           (4,647)                -
        NETCOM (d)                                         (13,932)                -          (42,326)                -
                                                       -------------     -------------    --------------    -------------
           Net (loss) income from
            discontinued operations                    $   (15,535)              748          (57,235)              (55)
                                                       =============     =============    ==============    =============

         (a)   Network Services

               On July 15, 1999, the Company's board of directors adopted a formal plan to dispose of the Company's investments in its wholly-owned subsidiaries, ICG Fiber Optic Technologies, Inc. and Fiber Optic Technologies of the Northwest, Inc. (collectively, "Network Services"). On October 22, 1999, the Company completed the sale of all of the capital stock of Network Services to ACS Communications, Inc. for total proceeds of $24.0 million in cash. During the three months ended June 30, 1999, the Company accrued approximately $8.0 million for estimated losses on the disposal of Network Services, including approximately $0.3 million for estimated operating losses of Network Services during the phase out period. Any adjustments to the loss on the disposal of Network Services will be included in the Company's statement of operations for the three months ended December 31, 1999.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)      Discontinued Operations (continued)

               The Company's consolidated financial statements reflect the operations of Network Services as discontinued for all periods presented. The Company has included in its loss from operations for the three months and nine months ended September 30, 1999 income from operations of Network Services of approximately $0.8 million for the period from July 15, 1999 to September 30, 1999. Included in net current assets and net non-current assets of discontinued operations in the Company's consolidated balance sheets are the following accounts of Network Services:

                                                                         December 31,       September 30,
                                                                             1998               1999
                                                                      ------------------- ------------------
                                                                                 (in thousands)

               Cash and cash equivalents                            $           846                 -
               Receivables, net                                              21,237              24,933
               Inventory, prepaid expenses and deposits                       1,888               3,258
               Accounts payable, accrued liabilities and
                  other current liabilities                                  (5,752)            (15,371)
                                                                    ------------------- ------------------

                  Net current assets of Network Services            $        18,219              12,820
                                                                    =================== ==================

               Property and equipment, net                          $         3,686               2,324
               Goodwill, net                                                  9,865               8,980
               Other assets                                                      93                  72
               Capital lease obligations, less current portion                 (413)               (285)
                                                                    ------------------- ------------------

                  Net non-current assets of Network Services        $        13,231              11,091
                                                                    =================== ==================

         (b)   Satellite Services

               On July 15, 1999, the Company's board of directors adopted a formal plan to dispose of the Company's investments in ICG Satellite Services, Inc. and Maritime Telecommunications Network, Inc. (collectively, "Satellite Services"). The Company's plan of disposal consists of a sale for cash proceeds of the business of Satellite Services. On August 11, 1999, the Company entered into a definitive agreement to sell all of the capital stock of Satellite Services to a third party for cash proceeds of approximately $100.0 million. The Company expects to record a gain on the sale of Satellite Services, which gain will be included in the Company's consolidated financial statements in the period of disposal. The Company anticipates the sale of Satellite Services will be completed prior to the end of 1999.

               The Company's consolidated financial statements reflect the operations of Satellite Services as discontinued for all periods presented. Since the Company expects to record a gain on the disposition of Satellite Services, the Company has deferred the net operating losses of Satellite Services from July 15, 1999 through September 30, 1999. Included in net current assets and net non-current assets of discontinued operations in the Company's consolidated balance sheets are the following accounts of Satellite Services:

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)      Discontinued Operations (continued)

                                                                       December 31,       September 30,
                                                                           1998               1999
                                                                    ------------------- ------------------
                                                                                (in thousands)

               Cash and cash equivalents                            $             -                  47
               Receivables, net                                              10,342               6,553
               Inventory, prepaid expenses and deposits                       1,440               2,052
               Deferred losses of Satellite Services                              -                  79
               Accounts payable and accrued liabilities                      (6,664)             (5,047)
                                                                    ------------------- ------------------

                  Net current assets of Satellite Services          $         5,118               3,684
                                                                    =================== ==================

               Property and equipment, net                          $        22,390              26,154
               Goodwill, net                                                 10,125               8,887
               Other assets, net                                              2,785               3,206
                                                                    ------------------- ------------------

                  Net non-current assets of Satellite Services      $        35,300              38,247
                                                                    =================== ==================

        (c)    Zycom

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

               The call traffic assigned to ICN represented approximately 86% of Zycom's revenue for the year ended December 31, 1998. The loss of this significant portion of Zycom's business, despite management's best efforts to secure other sources of revenue, raised substantial doubt as to Zycom's ability to operate in a manner which would benefit Zycom's or the Company's shareholders. Accordingly, on August 25, 1998, Zycom's board of directors approved a plan to wind down and ultimately discontinue Zycom's operations. On October 22, 1998, Zycom completed the transfer of all customer traffic to other providers. On January 4, 1999, the Company completed the sale of the remainder of Zycom's long-lived operating assets to an unrelated third party for total proceeds of $0.2 million. As Zycom's assets were recorded at estimated fair market value at December 31, 1998, no gain or loss was recorded on the sale during the nine months ended September 30, 1999.

               The Company's consolidated financial statements reflect the operations of Zycom as discontinued for all periods presented. Zycom reported net losses from operations of approximately $1.2 million for the period from August 25, 1998 to December 31, 1998 and reported no income or losses from operations for the nine months ended September 30, 1999. The Company has accrued for all expected future net losses of Zycom. Included in net current liabilities and net non-current assets of discontinued operations

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)      Discontinued Operations (continued)

               in the Company's consolidated balance sheets are the following accounts of Zycom:

                                                                             December 31,        September 30,
                                                                                 1998                1999
                                                                          -----------------    ----------------
                                                                                     (in thousands)

               Cash and cash equivalents                                  $            47                    -
               Receivables, net                                                        90                    -
               Prepaid expenses and deposits                                           11                    1
               Accounts payable and accrued liabilities                            (1,092)                (730)
                                                                          -----------------    ----------------

                   Net current liabilities of Zycom                       $          (944)                (729)
                                                                          =================    ================
               Net non-current assets of Zycom - property and
                   equipment, net                                         $           220                    -
                                                                          =================    ================

          (d)  NETCOM

               On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an ISP located in Atlanta, Georgia ("MindSpring"). Total proceeds from the sale were $245.0 million, consisting of $215.0 million in cash and 376,116 shares of common stock of MindSpring, valued at approximately $79.76 per share at the time of the transaction. Assets and liabilities sold to MindSpring include those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. In conjunction with the sale to MindSpring, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company. MindSpring is utilizing the Company's network capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. Over the term of the one-year agreement, MindSpring is required to pay the Company a minimum of $27.0 million for the Company's network capacity, although such minimum is subject to increase dependent upon network usage. In addition, the Company is receiving for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM, estimated to be approximately $10.0 million for the term of the agreement. The Company, through NetAhead, is currently utilizing the retained network operating assets to provide wholesale capacity and other enhanced network services to MindSpring and intends to provide similar services to other ISPs and telecommunications providers in the future. The carrying value of the assets retained by the Company was approximately $21.7 million, including approximately $17.5 million of network equipment, on February 17, 1999. The Company also retained approximately $11.3 million of accrued liabilities and capital lease obligations.

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

               During the nine months ended September 30, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $193.0 million, net of income taxes of approximately

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)      Discontinued Operations (continued)

               $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Additionally, since the Company expects to generate operating costs in excess of revenue under its network capacity agreement with MindSpring and the terms of the sale agreement were dependent upon and negotiated in conjunction with the terms of the network capacity agreement, the Company deferred approximately $26.0 million of the proceeds from the sale agreement to be applied on a periodic basis to the network capacity agreement. The deferred proceeds are recognized in the Company's statement of operations as the Company incurs cash operating losses under the network capacity agreement. Accordingly, the Company does not expect to recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring, are recognized in the Company's consolidated statement of operations as incurred. During the three months and nine months ended September 30, 1999, the Company applied $6.9 million and $17.4 million, respectively, of deferred proceeds from the sale of the operating assets and liabilities of NETCOM to the network capacity agreement with MindSpring, which entirely offset the costs of the Company's operations under the agreement. Since the operations sold were acquired by the Company in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations.

(4)      Investments

         On August 11, 1999, the Company purchased 1,250,000 shares of Series C Preferred Stock (the "ThinkLink Preferred Stock") of International ThinkLink Corporation ("ThinkLink"), or approximately 8% of the outstanding shares, for $1.0 million in cash. The ThinkLink Preferred Stock accrues dividends at an annual rate of 8% and is exchangeable into common stock of ThinkLink at any time. The ThinkLink Preferred Stock will automatically convert to common stock upon the completion of the initial public offering of the common stock of ThinkLink or upon election to convert by the holders of a majority of the ThinkLink Preferred Stock. The conversion rate from the ThinkLink Preferred Stock to common stock of ThinkLink is initially one-for-one; however, such conversion rate is subject to adjustment. The Company has accounted for its investment in ThinkLink under the cost method of accounting. Dividends on the ThinkLink Preferred Stock will be included in income when paid. ThinkLink is an Internet and enhanced services provider.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(5)      Long-term Debt and Redeemable Preferred Stock of Subsidiary

         Long-term debt is summarized as follows:

                                                                                 December 31,         September 30,
                                                                                     1998                  1999
                                                                              -------------------    -----------------
                                                                                          (in thousands)
           Senior Facility with adjustable rate of interest due
             on scheduled maturity dates, secured by assets of ICG
             Equipment and NetAhead (a)                                       $              -              79,812
           9 7/8% Senior discount notes of ICG Services, net of discount               266,918             286,898
           10% Senior discount notes of ICG Services, net of discount                  327,699             352,586
           11 5/8% Senior discount notes of Holdings, net of discount                  122,528             133,329
           12 1/2% Senior discount notes of Holdings, net of discount                  414,864             454,287
           13 1/2% Senior discount notes of Holdings, net of discount                  465,886             514,459
           Mortgage loan payable with interest at 8 1/2%, due monthly
             into 2009, secured by building                                              1,084               1,017
           Mortgage loan payable with adjustable rate of interest (14.77%
             at September 30, 1999) due in full on January 31, 2013,
             secured by corporate headquarters                                               -              33,077
           Other                                                                            65                  65
                                                                              -------------------    -----------------
                                                                                     1,599,044           1,855,530
              Less current portion                                                         (46)                (46)
                                                                              ===================    =================
                                                                              $      1,598,998           1,855,484
                                                                              ===================    =================

             (a)  Senior Facility

                  On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (the "Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. The Senior Facility is guaranteed by ICG Services and is secured by the assets of ICG Equipment and NetAhead.

                  As required under the terms of the loan, the Company borrowed on August 12, 1999 the available $75.0 million on the $75.0 million term loan. The loan bears interest at an annual interest rate of LIBOR plus 3.5% or the base rate, as defined in the credit agreement, plus 2.5%, at the Company's option.
                  At September 30, 1999, the $75.0 million term loan bears annual interest at LIBOR plus 3.5%, or 8.88%. Quarterly repayments commenced September 30, 1999 and require quarterly loan balance reductions of 0.25% through June 30, 2005 with the remaining outstanding balance to be repaid during the final three quarters of the loan term. The $75.0 million term loan matures on March 31, 2006. At September 30, 1999, the Company has $74.8 million outstanding under the $75.0 million term loan.

                  On August 12, 1999, the Company borrowed $5.0 million on the $100.0 million term loan. The $100.0 million term loan is available for borrowing through August 10, 2000 at an initial annual interest rate of LIBOR plus 3.125% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option. At September 30, 1999, the $100.0 million term loan bears annual interest at LIBOR plus 3.125%, or 8.51%. Quarterly repayments commence September 30, 2002 and require aggregate loan balance reductions of 25% through June 30, 2003, 35% through June 30, 2004 and 40% through June 30, 2005.
                  The $100.0 million term loan matures on June 30, 2005.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(5)      Long-term Debt and Redeemable Preferred Stock of Subsidiary (continued)

                  The $25.0 million revolving line of credit is available through the maturity date of June 30, 2005 at an initial annual interest rate of LIBOR plus 3.125% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option.

                  The Company is required to pay commitment fees ranging from 0.625% to 1.375% for the unused portion of available borrowings under the Senior Facility.

                  The terms of the Senior Facility provide certain limitations on the use of proceeds, additional indebtedness, dividends, prepayment of the Senior Facility and other indebtedness and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. On September 30, 1999, certain defined terms in the credit agreement for the Senior Facility were amended to ensure that the Company would remain in compliance with the financial covenants of the Senior Facility.

              Redeemable preferred stock of subsidiary is summarized as follows:

                                                                               December 31,             September 30,
                                                                                   1998                      1999
                                                                           ----------------------     -------------------
                                                                                          (in thousands)
              14% Exchangeable preferred stock of Holdings,
                mandatorily redeemable in 2008                             $        124,867                   139,077
              14 1/4% Exchangeable preferred stock of Holdings,
                mandatorily redeemable in 2007                                      213,443                   237,988
                                                                           ======================     ===================
                                                                           $        338,310                   377,065
                                                                           ======================     ===================

(6)      Commitments and Contingencies

         (a)   Network Construction

               In June 1999, the Company signed a minimum 10-year agreement to lease certain portions of its fiber optic network to Qwest for $32.0 million, which was received in full by the Company in June 1999. The Company has accounted for the agreement as a sales-type lease and is recognizing revenue and operating cost in its consolidated financial statements as the network build-out is completed and is available for use by Qwest. For the three months ended September 30, 1999, the Company included $5.1 million and $1.1 million in revenue and operating costs, respectively, in its consolidated financial statements, including revenue attributed to maintenance services which is recognized ratably over the term of the agreement. The Company expects the network facilities included in the agreement to be primarily completed during the remainder of 1999 and the first half of 2000. Approximately $26.9 million of the total proceeds received from Qwest remains in deferred revenue in the Company's consolidated balance sheet at September 30, 1999.

               In June 1997, the Company entered into an indefeasible right of use ("IRU") agreement with Qwest Communications Corporation ("Qwest") for approximately 1,800 miles of fiber optic network and additional broadband capacity in California, Colorado, Ohio and the Southeast. Network construction is ongoing and is expected to be completed in 2000. The Company is responsible for payment on the construction as segments of the network are completed and has incurred approximately $24.9 million as of September 30, 1999, with remaining costs anticipated to be approximately $10.1 million.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)      Commitments and Contingencies (continued)

               In March 1996, the Company and Southern California Edison Company ("SCE") entered into a 25-year agreement under which the Company will license 1,258 miles of fiber optic cable in Southern California, and can install up to 500 additional miles of fiber optic cable. This network, which will be maintained and operated primarily by the Company, stretches from Los Angeles to southern Orange County. Under the terms of this agreement, SCE is entitled to receive an annual fee for ten years, certain fixed quarterly payments, a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under the agreement totaled approximately $126.1 million at September 30, 1999. The agreement has been accounted for as a capital lease in the accompanying consolidated balance sheets.

          (b)  Network Capacity and Line Purchase Commitments

               In November 1998, the Company entered into two service agreements with WorldCom Network Services, Inc. ("WorldCom"). Both of the agreements have three-year terms and were effective in September 1998. Under the Telecom Services Agreement, WorldCom provides, at designated rates, switched telecommunications services and other related services to the Company, including termination services, toll-free origination, switched access, dedicated access and travel card services. Under the Carrier Digital Services Agreement, WorldCom provides the Company, at designated rates, with the installation and operation of dedicated digital telecommunications interexchange services, local access and other related services, which the Company believes expedites service availability to its customers. Both agreements require that the Company provide WorldCom with certain minimum monthly revenue, which if not met, would require payment by the Company for the difference between the minimum commitment and the actual monthly revenue. Additionally, both agreements limit the Company's ability to utilize vendors other than WorldCom for certain telecommunications services specified in the agreements. The Company's policy is to accrue and include in operating costs the effect of any shortfall in minimum revenue commitments under these agreements in the period in which the shortfall occurred. The Company has successfully achieved all minimum revenue commitments to WorldCom under these agreements through September 30, 1999.

               In March 1999, the Company entered into an agreement with NorthPoint, which designates NorthPoint as the Company's preferred digital subscriber line ("DSL") provider through June 1, 2001. Under the agreement, the Company is required to purchase 49,000 digital subscriber lines before June 1, 2001 at designated intervals. In return, the Company receives substantial DSL service price discounts and enhanced market access from NorthPoint. Price discounts are determined pursuant to a graduated schedule based on the number of digital subscriber lines purchased by the Company, with maximum discounts achieved by purchasing 75,000 digital subscriber lines over the two-year term. The Company's policy is to accrue and include in operating costs the effect of any shortfall in DSL installations under its agreement with NorthPoint in the period in which the shortfall occurred. The 49,000 digital subscriber line purchase requirement and the price discounts are adjustable based on NorthPoint's compliance with a commitment schedule of DSL service availability for various U.S. locations. Additionally, the Company agreed to sell its existing DSL equipment to NorthPoint for total proceeds of approximately $2.7 million.

         (c)   Other Commitments

               The Company has entered into various equipment purchase agreements with certain of its vendors. Under these agreements, if the Company does not meet a minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. In

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)      Commitments and Contingencies (continued)

               addition, the agreements may be terminated by either the Company or the vendor upon prior written notice.

               Additionally, the Company has entered into certain commitments to purchase capital assets with an aggregate purchase price of approximately $87.8 million at September 30, 1999.

         (d)   Transport and Termination Charges

               The Company has recorded revenue of approximately $4.9 million, $58.3 million and $95.4 million for fiscal 1997, fiscal 1998 and the nine months ended September 30, 1999, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of ILECs pursuant to various interconnection agreements. Some of the ILECs have not paid most of the bills they have received from the Company and have disputed substantially all of these charges based on the belief that such calls are not local traffic as defined by the various agreements and not subject to payment of transport and termination charges under state and federal laws and public policies. As a result, the Company expects receivables from transport and termination charges will continue to increase until these disputes have been resolved.

               The  resolution  of these  disputes  will be based on  rulings by state public utility commissions and/or by the Federal Communications Commission ("FCC"). To date, there have been favorable final rulings from 31 state public utility commissions that ISP traffic is subject to the payment of reciprocal compensation under current interconnection agreements. Many of these state commission decisions have been appealed by the ILECs. To date, nine federal court decisions, including two federal circuit court of appeals decisions and one state court decision, have been issued upholding state commission decisions ordering the payment of reciprocal compensation for ISP traffic. On February 25, 1999, the FCC issued a decision that ISP-bound traffic is largely jurisdictionally interstate traffic. The decision relies on the long-standing federal policy that ISP traffic, although jurisdictionally interstate, is treated as though it is local traffic for pricing purposes. The decision also emphasizes that because there currently are no federal rules governing intercarrier compensation for ISP traffic, the determination as to whether such traffic is subject to reciprocal compensation under the terms of interconnection agreements is properly made by the state commissions and that carriers are bound by their interconnection agreements and state commission decisions regarding the payment of reciprocal compensation for ISP traffic. The FCC has initiated a rulemaking proceeding regarding the adoption of prospective federal rules for intercarrier compensation for ISP traffic. In its notice of rulemaking, the FCC expresses its preference that compensation rates for this traffic continue to be set by negotiations between carriers, with disputes resolved by arbitrations conducted by state commissions, pursuant to the Telecommunications Act. Since the issuance of the FCC's decision on February 25, 1999, 18 state utility commissions, including four states in which the Company provides competitive local exchange carrier ("CLEC") services, have either ruled or reaffirmed that ISP traffic is subject to reciprocal compensation under current interconnection agreements, and two state commissions have declined to apply reciprocal compensation for ISP traffic under current interconnection agreements.

               On May 5, 1999, the Public Utilities Commission of Ohio ("PUCO") issued a decision affirming its August 1998 decision that ISP traffic is subject to reciprocal compensation under the Company's currentinterconnection agreement with Ameritech Corporation ("Ameritech"). The PUCO also denied Ameritech's request for a stay of its obligation to remit payment to the Company. After the PUCO issued the May 5, 1999 ruling, the Company received $58.0 million for amounts owed by Ameritech for reciprocal compensation. Ameritech has filed for judicial review of the PUCO decision. The Company

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)      Commitments and Contingencies (continued)

               cannot predict the final outcome on the merits of the court appeal. Additionally, through September 30, 1999, Southwestern Bell Telephone Company ("SWBT") has remitted payment to the Company of $2.2 million for reciprocal compensation owed to the Company for traffic from SWBT customers in Texas to ISPs served by the Company. On June 21, 1999, the Alabama Public Service Commission ("PSC") issued a decision that BellSouth Corporation ("BellSouth") is required to pay the Company reciprocal compensation for ISP traffic pursuant to the terms of the Company's current interconnection agreement. The PSC's June 21, 1999 decision modified its March 1999 decision that had found that reciprocal compensation is owed for Internet traffic under certain CLEC interconnection agreements at issue in the proceeding. The June 21, 1999 PSC decision held that the Company should be treated the same as the other CLECs that participated in the proceeding and for which the Alabama PSC previously ordered the payment of reciprocal compensation. BellSouth has filed for judicial review of both the March 4, 1999 and June 21, 1999 PSC decisions. On August 18, 1999, the reviewing court entered an order dismissing BellSouth's appeal of the March 4, 1999 order and upholding the Alabama PSC's ruling that reciprocal compensation is to be paid for ISP traffic under the terms of the interconnection agreements at issue. Further proceedings are pending these appeals. The Company has received payments from BellSouth for reciprocal compensation of $1.0 million through September 30, 1999. On July 26, 1999, the California Public Utilities Commission ("CPUC") issued a decision affirming a previous decision in October 1998, that held that reciprocal compensation must be paid by Pacific Bell and GTE California
               ("GTE") for the termination of ISP traffic by CLECs under existing interconnection agreements. Both Pacific Bell and GTE have appealed the CPUC's decisions in federal district court in California. On June 24, 1999, the CPUC adopted a decision in an arbitration proceeding between Pacific Bell and Pac-West Telecomm, Inc., a CLEC ("Pac-West"), which held that reciprocal compensation is payable to Pac-West for ISP-bound calls under a new two-year interconnection agreement between Pacific Bell and Pac-West, which agreement became effective on June 29, 1999. Pacific Bell has filed an appeal of this arbitration decision in federal district court. On October 27, 1999, the Company received $6.7 million from Pacific Bell in reciprocal compensation payments, and Pacific Bell also deposited $8.9 million into escrow, which Pacific Bell has calculated is the amount owed to the Company for reciprocal compensation on ISP-bound traffic. Also, on October 27, 1999, the Company received payment from GTE of $8.9 million, the full amount billed by the Company to GTE for reciprocal compensation in California. The Colorado Public Utilities Commission approved a decision on July 28, 1999 that orders US WEST Communications, Inc. ("US WEST") to pay the Company reciprocal compensation for calls from US WEST customers to ISPs served by the Company. The decision resolves in the Company's favor a complaint that was filed by the Company in June 1998.

               On September 16, 1999, the CPUC rendered a decision against MFS/Worldcom, a CLEC ("MFS"), in an arbitration between Pacific Bell and MFS. The CPUC ruled that MFS should not be permitted to charge reciprocal compensation rates for the tandem switching and common transport rate elements. Although the CPUC's ruling did not involve the Company, the Company made a decision effective for the three months ended September 30, 1999 and thereafter to suspend the revenue recognition for the tandem switching and common transport rate elements for services provided in California and in all other states where the Company operates. Additionally, the Company recorded a provision of $45.2 million during the three months ended September 30, 1999 for accounts receivable related to these elements recognized in periods through June 30, 1999, which the Company believes may be uncollectible. The Company will continue to bill for future tandem switching and common transport rate elements and will pursue collection of its accounts receivable, despite any provision. MFS has filed a petition for rehearing with the CPUC, asking the CPUC to reverse its decision on the tandem and transport rate elements. The Company has supported the MFS petition for rehearing.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)      Commitments and Contingencies (continued)

               The Company has also recorded revenue of approximately $19.1 million and $11.8 million for fiscal 1998 and the nine months ended September 30, 1999, respectively, related to other transport and termination charges to the ILECs, pursuant to the Company's interconnection agreements with these ILECs. Included in the Company's trade receivables at December 31, 1998 and September 30, 1999 are $72.8 million and $73.5 million, respectively, for all receivables related to reciprocal compensation and other transport and termination charges. The receivables balance at September 30, 1999 is net of an allowance of $54.8 million for disputed amounts and tandem switching and common transport rate elements.

               As the Company's interconnection agreements expire or are extended, rates for transport and termination charges are being and will continue to be renegotiated. Some of the Company's agreements are already being affected. Although the Company's interconnection agreement with BellSouth has expired, the Company has received written notification from BellSouth that the Company may continue operating under the expired interconnection agreement, until such agreement is renegotiated or arbitrated by the relevant state commissions. On May 27, 1999, the Company filed petitions with the state commissions of Alabama, Georgia, North Carolina, Kentucky, Tennessee and Florida for arbitration with BellSouth. On November 1, 1999, the Alabama PSC approved a final decision in the Company's arbitration proceeding with BellSouth that, among other issues, orders reciprocal compensation to be paid for ISP-bound traffic under the new interconnection agreement to be executed between the parties. The Alabama PSC established a rate to be paid for reciprocal compensation for all traffic, including ISP traffic. The rate established by the Alabama PSC includes compensation for the end office switching, tandem switching and common transport rate elements, at per-minute rates that are based on rates previously established by the Alabama PSC in a proceeding on rates applicable to unbundled network elements ("UNEs") provided by BellSouth. On November 4, 1999, the North Carolina Utilities Commission ("NCUC") issued a Recommended Arbitration Order (the "Recommended Decision"), that among other issues requires the payment of reciprocal compensation for ISP traffic in a new interconnection agreement and establishes reciprocal compensation rates equal to the UNE rates adopted by the NCUC for end office switching, tandem switching, common transport and common transport facilities termination. The Recommended Decision also finds that the Company is entitled to be paid the tandem rate for traffic through the Company's Charlotte, North Carolina switch. After a comment period, the full NCUC will vote on whether to adopt the Recommended Decision as its final decision. The Alabama final decision provides that the Alabama PSC will require and the Recommended Decision provides that the NCUC may require a true-up of the reciprocal compensation rates based on a future FCC ruling in the FCC's pending rulemaking proceeding on prospective compensation and/or future PUC rulings adopted pursuant to any FCC decision. The arbitration proceedings with BellSouth are ongoing in the remainder of the states. Additionally, the Company's interconnection agreement with Ameritech recently was extended from June 15, 1999 to February 15, 2000. The Company's extension of its interconnection agreement with Ameritech includes reduced rates for transport and termination charges. On September 27, 1999, the Company filed an arbitration proceeding petition with the PUCO for arbitration with Ameritech. The Company expects that its ongoing negotiations and arbitrations with BellSouth also will affect the rates for transport and termination charges included in its existing interconnection agreement with BellSouth, as has already occurred in Alabama and is proposed in North Carolina. The Company's remaining interconnection agreements expire in 1999 and 2000, and the Company has commenced renegotiations with the ILECs. While the Company intends to pursue the collection of all receivables related to transport and termination charges as of September 30, 1999 and believes that future revenue from transport and termination charges recognized under the Company's current interconnection agreements will be realized, there can be no assurance that future regulatory and

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)      Commitments and Contingencies (continued)

               judicial  rulings  will  be  favorable  to the  Company,  or that different pricing plans for transport and termination charges between carriers will be adopted when the Company's interconnection agreements are renegotiated or arbitrated, or as a result of the FCC's rulemaking proceeding on future compensation methods. In fact, the Company believes that different pricing plans will be considered and adopted, and although the Company expects that revenue from transport and termination charges likely will decrease as a percentage of total revenue from local services in periods after the expiration of current interconnection agreements, the Company's local termination services still will be required by the ILECs and must be provided under the Telecommunications Act, and likely will result in increasing volume in minutes due to the growth of the Internet and related services markets. The Company expects to negotiate reasonable compensation and collection terms for local termination services, although there is no assurance that such compensation will remain consistent with current levels.

         (e)   Litigation

              On April 4, 1997, certain shareholders of Zycom filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas (Case No. 97-17777) against the Company, Zycom and certain of their subsidiaries. This complaint alleges that the Company and certain of its subsidiaries breached certain duties owed to the plaintiffs. The plaintiffs were denied class certification by the trial court and the Court of Appeals affirmed the trial court's decision. Trial has been tentatively scheduled for early 2000. The Company is vigorously defending the claims. While it is not possible to predict the outcome of this litigation, management believes these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

              The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(7)      Business Segments

         The Company conducts transactions with external customers through the operations of its Telecom Services business unit. Shared administrative services are provided to Telecom Services by Corporate Services. Corporate Services consists of the operating activities of ICG Communications, Inc., ICG Funding, LLC, ICG Canadian Acquisition, Inc., ICG Holdings (Canada) Co., ICG Holdings, Inc., ICG Services, Inc., ICG Corporate Headquarters, L.L.C. and ICG 161, L.P., which primarily hold securities and other nonoperating assets and provide certain legal, accounting and finance, personnel and other administrative support services to the business units.

         Direct and certain indirect costs incurred by Corporate Services on behalf of Telecom Services are allocated to Telecom Services based on the nature of the underlying costs. Transactions between Telecom Services and Corporate Services for services performed in the normal course of business are recorded at amounts which are intended to approximate fair value.

         Set forth below are revenue, EBITDA (before nonrecurring and noncash charges), which represents the measure of operating performance used by management to evaluate operating results, depreciation and amortization, interest expense, capital expenditures of continuing operations and total assets for Telecom

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(7)      Business Segments (continued)

         Services and Corporate Services. As described in note 3, the operating results of the Company reflect the operations of Network Services, Satellite Services, Zycom and NETCOM as discontinued for all periods presented.

                                                                   Three months ended               Nine months ended
                                                                      September 30,                   September 30,
                                                              ------------------------------  ------------------------------
                                                                  1998            1999            1998            1999
                                                              --------------  --------------  -------------- ---------------
                                                                                     (in thousands)
Revenue:
   Telecom Services                                           $     82,567         115,166         205,269         337,151
   Corporate Services                                                    -               -               -               -
                                                              --------------  --------------  -------------- ---------------
       Total revenue                                          $     82,567         115,166         205,269         337,151
                                                              ==============  ==============  ============== ===============

EBITDA (before nonrecurring and noncash charges) (a):
   Telecom Services                                           $        339         (38,888)        (28,881)         (6,266)
   Corporate Services                                               (5,402)         (6,788)        (15,662)        (16,315)
                                                               --------------  --------------  -------------- ---------------
       Total EBITDA (before nonrecurring and noncash
          charges)                                            $     (5,063)        (45,676)        (44,543)        (22,581)
                                                              ==============  ==============  ============== ===============

Depreciation and amortization (b):
   Telecom Services                                           $     21,540          44,103          50,493         123,242
   Corporate Services                                                1,175             976           3,817           2,895
                                                              ==============  ==============  ============== ===============
       Total depreciation and amortization                    $     22,715          45,079          54,310         126,137
                                                              ==============  ==============  ============== ===============

Interest expense (b):
   Telecom Services                                           $        724               -           1,632               -
   Corporate Services                                               45,234          52,891         120,230         151,637
                                                              ==============  ==============  ==============  ==============
       Total interest expense                                 $     45,958          52,891         121,862         151,637
                                                              ==============  ==============  ==============  ==============

Capital expenditures of continuing operations (c):
   Telecom Services                                           $    108,047         138,387         252,818         374,311
   Corporate Services                                               (4,603)              -             670              13
                                                              ==============  ==============  ==============  ==============
       Total capital expenditures of continuing operations    $    103,444         138,387         253,488         374,324
                                                              ==============  ==============  ==============  ==============


                                                                               December 31,           September 30,
                                                                                   1998                   1999
                                                                           ---------------------   --------------------
                                                                                         (in thousands)
          Total assets:
             Telecom Services (d)                                          $     1,135,937               1,453,778
             Corporate Services (d)                                                371,157                 321,499
             Eliminations                                                          (20,287)                (52,940)
             Net assets of discontinued operations                                 102,840                  65,113
                                                                           =====================   ====================
                Total assets                                               $     1,589,647               1,787,450
                                                                           =====================   ====================

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(7)      Business Segments (continued)

         (a) EBITDA (before nonrecurring and noncash charges) consists of loss from continuing operations before interest, income taxes, depreciation and amortization, provision for impairment of long-lived assets and other, net operating costs and expenses, including deferred compensation and net loss (gain) on disposal of long-lived assets, other expense, net and accretion and preferred dividends on preferred securities of subsidiaries, or simply, revenue less operating costs and selling, general and administrative expenses. EBITDA (before nonrecurring and noncash charges) is presented as the Company's measure of operating performance because it is a measure commonly used in the telecommunications industry. EBITDA (before nonrecurring and noncash charges) is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows from operating activities or results of operations in accordance with generally accepted accounting principles for the periods indicated. EBITDA (before nonrecurring and noncash charges) is not a measurement under generally accepted accounting principles and is not necessarily comparable with similarly titled measures of other companies.

          (b) Although not included in EBITDA (before nonrecurring and noncash charges), which represents the measure of operating performance used by management to evaluate operating results, the Company has supplementally provided depreciation and amortization and interest expense for Telecom Services and Corporate Services. Interest expense excludes amounts charged for interest on outstanding cash advances and expense allocations between Telecom Services and Corporate Services.

          (c) Capital expenditures include assets acquired under capital leases and excludes payments for construction of the Company's corporate headquarters and corporate headquarters assets acquired through the issuance of long-term debt.

          (d) Total assets of Telecom Services and Corporate Services excludes investments in consolidated subsidiaries which eliminate in consolidation.

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

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(8)      Summarized Financial Information of ICG Holdings, Inc. (continued)

                Summarized Consolidated Balance Sheet Information

                                                                          December 31,            September 30,
                                                                              1998                     1999
                                                                      --------------------    ---------------------
                                                                                    (in thousands)

         Current assets                                            $        241,667                255,949
         Net current assets of discontinued operations                       22,392                 15,775
         Property and equipment, net                                        610,671                565,716
         Other non-current assets, net                                      147,283                131,569
         Net non-current assets of discontinued operations                   48,751                 49,338
         Current liabilities                                                 69,204                118,490
         Capital lease obligations, less current portion                     62,946                 55,821
         Long-term debt, less current portion                             1,004,316              1,103,046
         Due to parent                                                      191,889                254,434
         Due to ICG Services                                                137,762                145,736
         Redeemable preferred stock                                         338,311                377,065
         Stockholder's deficit                                             (733,664)            (1,036,245)

                Summarized Consolidated Statement of Operations Information



                                                       Three months ended             Nine months ended
                                                          September 30,                 September  30,
                                                 ------------------------------ ------------------------------
                                                     1998            1999           1998            1999
                                                 -------------- --------------- --------------  --------------
                                                                        (in thousands)

        Total revenue                            $      81,439        112,190         205,269         336,949
        Total operating costs and expenses             106,509        156,556         299,039         476,170
        Operating loss                                 (25,070)       (44,366)        (93,770)       (139,221)
        Loss from continuing operations                (56,972)      (125,816)       (181,770)       (294,567)
        Net loss                                       (37,642)       (97,619)       (197,880)       (302,581)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(9)      Condensed Financial Information of ICG Holdings (Canada) Co.

         Condensed financial information for Holdings-Canada only is as follows:

                       Condensed Balance Sheet Information

                                                              December 31,           September 30,
                                                                  1998                   1999
                                                           -------------------     ------------------
                                                                          (in thousands)

         Current assets                                  $            162                    140
         Advances to subsidiaries                                 191,889                254,434
         Non-current assets, net                                    2,414                    603
         Current liabilities                                           73                     73
         Long-term debt, less current portion                          65                     65
         Due to parent                                            182,101                244,623
         Share of losses of subsidiaries                          733,664              1,036,245
         Shareholders' deficit                                   (721,438)            (1,025,829)

                  Condensed Statement of Operations Information

                                                            Three months ended                 Nine months ended
                                                               September 30,                     September 30,
                                                       ------------------------------  ------------------------------
                                                           1998            1999            1998            1999
                                                       --------------  --------------  --------------  --------------
                                                                              (in thousands)

         Total revenue                                 $          -               -               -               -
         Total operating costs and expenses                      48             604             129           1,810
         Operating loss                                         (48)           (604)           (129)         (1,810)
         Losses of subsidiaries                             (37,642)         97,619        (197,880)       (302,581)
         Net loss attributable to common shareholders       (37,690)        (98,223)       (198,009)       (304,391)

(10) Condensed Financial Information of ICG Communications, Inc. (Parent company)

         The primary assets of ICG are its investments in ICG Services, ICG Funding and Holdings-Canada, including advances to those subsidiaries. Certain corporate expenses of the parent company are included in ICG's statement of operations and were approximately $1.0 million and $1.4 million for the three months ended September 30, 1998 and 1999, respectively, and $2.0 million and $2.3 million for the nine months ended September 30, 1998 and 1999, respectively. ICG has no operations other than those of ICG Services, ICG Funding and Holdings-Canada and their subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, dependence on increased traffic on the Company's facilities, the successful implementation of the Company's strategy of offering an integrated telecommunications package of local, long distance, data and enhanced telephony and network services, continued development of the Company's network infrastructure and actions of competitors and regulatory authorities that could cause actual results to differ materially from the forward-looking statements. The results of operations for the three months and nine months ended September 30, 1998 and 1999 represent the consolidated operating results of the Company. See the unaudited condensed consolidated financial statements of the Company for the nine months ended September 30, 1999 included elsewhere herein. The
Company's consolidated financial statements reflect the operations of Network Services, Satellite Services, Zycom and NETCOM as discontinued for all periods presented. The Company changed its fiscal year end to December 31 from September 30, effective January 1, 1997. All dollar amounts are in U.S. dollars.

Company Overview

         ICG Communications Inc. ("ICG" or the "Company") is one of the nation's leading competitive integrated communications providers ("ICPs") based on the industry's 1998 revenue. ICPs seek to provide an alternative to the incumbent local exchange carriers ("ILECs"), long distance carriers and other communications service providers for a full range of communications services in the increasingly deregulated telecommunications industry. The Company's Telecom Services primarily include its competitive local exchange carrier ("CLEC") operations, in which the Company operates fiber networks in regional clusters covering major metropolitan statistical areas in California, Colorado, Ohio, Texas and the Southeast, offering local, long distance, data and enhanced telephony services to business end users and ISPs. Additionally, in February 1999, the Company began providing wholesale network services over its nationwide data network. Until the completion of the sales of such operations, the Company's Satellite Services consists of satellite voice, data and video services provided to major cruise lines, the U.S. Navy, the offshore oil and gas industry and ICPs. Through October 22, 1999, the Company also provided Network Services, which consisted of information technology services and selected networking products, focusing on network design, installation, maintenance and support. As a leading participant in the rapidly growing competitive local telecommunications industry, the Company has experienced significant growth, with total revenue increasing from approximately $72.7 million for fiscal 1996 to approximately $435.2 million for the 12-month period ended September 30, 1999. The Company's rapid growth is the result of the initial installation, acquisition and subsequent expansion of its fiber optic networks and the expansion of its communications service offerings.

         The Federal Telecommunications Act of 1996 (the "Telecommunications Act") and pro-competitive state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Under the Telecommunications Act, the Company is permitted to offer all interstate and intrastate telephone services, including competitive local dial tone. In early 1997, the Company began marketing and selling local dial tone services in major metropolitan areas in California, Colorado, Ohio and the Southeast and, in December 1998, began offering services in Texas through an acquired business. During fiscal 1997, fiscal 1998 and the nine months ended September 30, 1999, the Company sold 178,470, 206,458 and 321,525 local access lines, respectively, net of cancellations of which 584,827 were in service at September 30, 1999. In addition, the Company's regional fiber networks have grown from 2,143 regional fiber route miles at the end of fiscal 1996 to 4,449 regional fiber route miles at September 30, 1999. The Company had 29 operating high capacity digital circuit switches and 16 operational data communications switches at September 30, 1999, and plans to install additional switches as demand warrants. Additionally, the Company had 23 asynchronous transfer mode ("ATM") switches installed at September 30, 1999, which are expected to be operational in the near term. As a complement to its local exchange services offered to business end users, the Company markets bundled service offerings provided over its regional fiber network which include long distance, enhanced telecommunications services and data services. Additionally, the Company owns and operates a nationwide data network with 227 points of presence ("POPs") over which the Company recently began providing wholesale Internet access and enhanced network services to MindSpring Enterprises, Inc., an Internet service provider ("ISP") located in Atlanta, Georgia ("MindSpring") and certain other ISPs and telecommunications providers, and intends to offer similar services to more ISPs and telecommunications providers in the future.

         To better focus its efforts on its core Telecom Services operations, the Company made further progress toward the disposal of certain assets which management believes do not complement its overall business strategy. On July 15, 1999, the Company's board of directors adopted a formal plan to dispose of the operations of the Company's wholly-owned subsidiaries, ICG Fiber Optic Technologies, Inc. and Fiber Optic Technologies of the Northwest, Inc. (collectively, "Network Services") and ICG Satellite Services, Inc. and Maritime Telecommunications Network, Inc. (collectively, "Satellite Services"), through the sale of such businesses for cash proceeds. On October 22, 1999, the Company completed the sale of all of the capital stock of Network Services to an unrelated third party for total proceeds of $24.0 million. On August 11, 1999, the Company entered into a definitive agreement to sell all of the capital stock of Satellite Services to a third party for cash proceeds of approximately $100.0 million. The Company anticipates the sale of Satellite Services, which is dependent upon the receipt of certain regulatory approvals, will be completed prior to the end of 1999. Due primarily to the loss of a major customer, which generated a significant obligation under a volume discount agreement with its call transport provider, the board of directors of Zycom Corporation ("Zycom") approved a plan on August 25, 1998 to wind down and ultimately discontinue Zycom's operations. On October 22, 1998, Zycom completed the transfer of all customer traffic to other providers and on January 4, 1999, the Company completed the sale of the remainder of Zycom's long-lived operating assets to an unrelated third party. On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM On-Line Communication Services, Inc. ("NETCOM") to MindSpring for total proceeds of $245.0 million, and on March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations in Canada and the United Kingdom to other unrelated third parties for total proceeds of approximately $41.1 million. During the nine months ended September 30, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $193.0 million, net of income taxes of approximately $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Since the operations sold were acquired by the Company in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations. For fiscal 1996, 1997 and 1998, Network Services, Satellite Services, Zycom and NETCOM combined reported revenue of $216.8 million, $284.7 million and $275.9 million, respectively, and EBITDA losses (before nonrecurring and noncash charges) of $(36.0) million, $(13.4) million and $(16.7) million, respectively. The Company's consolidated financial statements reflect the operations of Network Services, Satellite Services, Zycom and NETCOM as discontinued for all periods presented. The Company will from time to time evaluate all of its assets as to their core need and, based on such analysis, may sell or otherwise dispose of assets which do not complement its overall business strategy.

         In conjunction with the sale to MindSpring, the legal name of the NETCOM subsidiary was changed to ICG NetAhead, Inc. ("NetAhead"). NetAhead has retained the domestic Internet backbone assets formerly owned by NETCOM which include 227 POPs serving more than 700 cities nationwide. NetAhead is utilizing the retained network operating assets to provide wholesale Internet access and enhanced network services to MindSpring and other ISPs and telecommunications providers. On February 17, 1999, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company. MindSpring is utilizing the Company's network capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. Over the term of the one-year agreement, MindSpring is required to pay the Company a minimum of $27.0 million, although such minimum is subject to increase dependent upon network usage. In addition, the Company is receiving for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM, estimated to be approximately $10.0 million for the term of the agreement. Although the Company expects to generate cash operating losses under this agreement, any such losses will be offset by the periodic recognition of approximately $26.0 million of the proceeds from the sale of certain of NETCOM's domestic operating assets and liabilities to MindSpring, which the Company deferred on February 17, 1999. Accordingly, the Company does not expect to recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring, are recognized in the Company's consolidated statement of operations as incurred.

         Additionally, the Company intends to provide network capacity and enhanced data services to ISPs and other telecommunications providers, as required. In December 1998, the Company announced plans to offer several new network services to its business and ISP customers by utilizing its nationwide data network and service capabilities to carry out-of-region traffic and enhance data services provided. One of the services currently being offered is modemless remote access service ("RAS"). RAS, also known as managed modem service, allows the Company to provide modem access at its own switch location, thereby eliminating the need for ISPs to deploy modems physically at each of their POPs. The benefits to ISPs, including reduced capital expenditures and the shift of network management responsibility from the ISPs to the Company, allows the Company to act as an aggregator of ISP traffic. In offering RAS, the Company provides radius routing and proxy services at the modem bank connected to the Company's local switch, which services are the authentication services necessary to validate and accurately route incoming call traffic to the ISP. The Company also provides transport services to deliver all Internet protocol ("IP") data packets either directly to the ISP, if the ISP is not collocated at the Company's local switch, or directly to the Internet, bypassing the ISP. Additionally, through its network operations center, the Company monitors the usage of each port and is responsible for the administration of all network repair and maintenance. The Company is currently offering Internet RAS services, or expanded originating services, to MindSpring and will begin providing such services offerings to other ISPs and telecommunications provides in the near term. In June 1999, the Company entered into a five-year agreement with Qwest Communications Corporation ("Qwest"), whereby Qwest has agreed to purchase 100,000 RAS ports from the Company. The Company has installed 60,000 of Qwest's RAS ports as of September 30, 1999, with the remaining 40,000 RAS ports to be installed prior to June 29, 2000. In August 1999, the Company signed a long-term contract with a large national ISP to provide 100,000 RAS ports to the ISP for a minimum five-year term. As of September 30, 1999, the Company had 100,000 of the RAS ports installed, including 83,000 ports previously providing local access services which were upgraded to accommodate RAS. In September 1999, the Company signed a three-year agreement with NetZero, Inc., a leading provider of free Internet access ("NetZero"), to deliver Internet RAS. Throughout the term of the agreement, the Company will install up to 100,000 RAS ports for NetZero. Service delivery is expected to begin in early 2000. Additionally, the Company signed an agreement in October 1999 with Microsoft Network, L.L.C. ("MSN") to provide Internet RAS to MSN for a three-year period. Under this agreement, MSN will purchase the use of a minimum of 150,000 RAS ports. The Company expects to install approximately 100,000 of these RAS ports by April 30, 2000 and the remaining 50,000 by October 2000. In August 1998, the Company began offering enhanced telephony services via IP technology. The Company currently offers this service in 230 major cities in the United States, which cities account for more than 90% of the commercial long distance market. The Company carries the IP traffic over its nationwide data network and terminates a large portion of the traffic via its own POPs. The Company also began offering integrated access service ("IAS") which allows voice and data traffic to be carried on the same circuit. Through equipment installed by the Company at the customers' premises and in the Company's central offices, IAS provides expanded bandwidth for small to medium-sized business customers as an alternative to purchasing additional circuits. Data traffic, including Internet traffic, from IAS service offerings is carried over the Company's nationwide network. Additionally, the Company intends to provide other enhanced network services as demand warrants. In April 1999, the Company announced its intention to expand its RAS and other network service offerings to the major U.S. markets of Boston, New York, Washington D.C., Miami, Chicago and Seattle. The Company expects such service offerings to be available by the end of 1999.

         The Company will continue to expand its network and service offerings through construction, leased facilities, strategic alliances and mergers and acquisitions. For example, on December 31, 1998, the Company purchased from Central and South West Corporation ("CSW") 100% of the partnership interests in ICG ChoiceCom, L.P. ("ChoiceCom"), a strategic alliance with CSW formed for the purpose of developing and marketing telecommunications services in certain cities in Texas. ChoiceCom is based in Austin, Texas and currently provides local exchange and long distance services in Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas. For fiscal 1997 and 1998, ChoiceCom reported revenue of $0.3 million and $5.8 million, respectively, and EBITDA losses (before nonrecurring and noncash charges) of $(5.5) million and $(13.6) million, respectively. Additionally, on the acquisition date, ChoiceCom had five operating high capacity digital circuit switches and two operational data communications switches and had 19,569 access lines in service, including 15,282 access lines previously sold by ICG on behalf of ChoiceCom. In March 1999, the Company entered into an agreement with NorthPoint Communications, Inc., a data CLEC based in San Francisco, California ("NorthPoint"), which designates NorthPoint as the Company's preferred digital subscriber line ("DSL") provider through June 1, 2001. A significant portion of the Company's DSL traffic will be routed by NorthPoint to the Company's ATM switches and transported by the Company either to the ISP, via a point to point connection or via IP technology, or directly to the Internet, as required. The Company is required to purchase a minimum of 49,000 digital subscriber lines from NorthPoint during the term of the agreement. Additionally, the Company entered into two long-term fiber optic capacity agreements with Qwest in June 1999. Under the first agreement, the Company is leasing more than 7,600 miles of fiber optic capacity from Qwest for a maximum term of 20 years, as determined by the Company. The Company believes that the additional capacity will increase the speed and national presence of the Company's fiber optic network. Under the second agreement, the Company is leasing certain portions of its fiber optic network to Qwest for a 10-year minimum term for total proceeds of $32.0 million.

         In conjunction with the increase in its service offerings, the Company has and will continue to need to spend significant amounts on sales, marketing, customer service, engineering and support personnel prior to the generation of corresponding revenue. EBITDA losses, EBITDA (before nonrecurring and noncash charges) losses and operating and net losses have generally increased immediately preceding and during periods of relatively rapid network expansion and development of new services. Since the quarter ended June 30, 1996, EBITDA losses (before nonrecurring and noncash charges) have improved for each consecutive quarter, through and including the quarter ended June 30, 1999 for which the Company reported positive EBITDA (before nonrecurring and noncash charges) of $15.2 million. Due to the Company's decision to suspend the revenue recognition for certain elements of transport and termination services provided to ILECs and a nonrecurring provision for certain of the Company's accounts receivable (see "Liquidity - Transport and Termination Charges"), the Company's EBITDA for the quarter ended September 30, 1999 was $(45.7) million. However, as the Company continues to provide a greater volume of higher margin services, principally RAS and local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities, while experiencing decelerating increases in personnel any or all of which may occur, the Company anticipates that EBITDA performance will continue to improve in the near term.

Results of Operations

         The following table provides a breakdown of revenue, operating costs and selling, general and administrative expenses for Telecom Services and Corporate Services and certain other financial data for the Company for the periods indicated. The table also shows certain revenue, expenses, operating loss, EBITDA and EBITDA (before nonrecurring and noncash charges) as a percentage of the Company's total revenue.

                                            Three months ended September 30,                  Nine months ended September 30,
                                     ------------------------------------------------ ----------------------------------------------
                                              1998                    1999                     1998                    1999
                                     ----------------------- ------------------------ ------------------------ ---------------------
                                          $           %           $            %           $            %           $           %
                                     ------------- --------- ------------- ---------- ------------- ---------- ------------ --------
                                                                               (unaudited)
                                                                              (in thousands)
Statement of Operations Data:
Revenue                                   82,567     100         115,166     100          205,269     100         337,151     100
Operating costs                           48,145      58          66,284      58          137,113      67         179,391      53
Selling, general and administrative:
    Telecom services                      33,741                  87,192                   96,695                 163,448
    Corporate services (1)                 5,744                   7,366                   16,004                  16,893
                                     ------------- --------- ------------- ---------- ------------- ---------- ---------------------
       Total selling, general and
         administrative                   39,485      48          94,558      82          112,699      55         180,341      54
Depreciation and amortization             22,715      28          45,079      39           54,310      26         126,137      37
Provision for impairment of
   long-lived assets                           -       -               -       -                -       -          29,300       9
Other, net                                     -       -             626       -              498       -              91       -
                                     ------------- --------- ------------- ---------- ------------- ---------- ---------------------
    Operating loss                       (27,778)    (34)        (91,381)    (79)         (99,351)    (48)       (178,109)    (53)

Other Data:
Net cash used by operating               (14,075)                (22,911)                 (44,928)                (44,907)
   activities
Net cash used by investing              (148,579)               (130,758)                (179,144)                (79,864)
   activities
Net cash (used) provided by
   financing activities                   (7,353)                 73,848                  526,188                  69,002
EBITDA (2)                                (5,063)     (6)        (46,302)    (40)         (45,041)    (22)        (51,972)    (15)
EBITDA (before nonrecurring and
   noncash charges) (2)                   (5,063)     (6)        (45,676)    (40)         (44,543)    (22)        (22,581)     (7)
Capital expenditures of continuing
   operations (3)                        103,444                 138,387                  253,488                 374,324
Capital expenditures of discontinued
   operations (3)                          8,685                   4,970                   26,762                  11,129
                                                                                                                         (Continued)


                                            September 30,      December 31,       March 31,          June 30,         September 30,
                                                1998              1998              1999               1999                1999
                                           ---------------   ---------------     -------------    --------------     --------------
                                                                                (unaudited)
Statistical Data (4):
Full time employees                                3,251              3,415             2,665             2,753             3,054
Telecom services:
   Access lines in service (5)                   290,983            354,482           418,610           494,405           584,827
   Buildings connected:
     On-net                                          684                777               789               874               939
     Hybrid (6)                                    4,217              4,620             5,337             5,915             6,476
                                           ---------------     --------------    -------------     --------------    --------------
       Total buildings connected                   4,901              5,397             6,126             6,789             7,415
   Operational switches:
     Circuit                                          21                 29                29                29                29
     Data                                             15                 16                17                16                16
                                           ---------------     --------------    -------------     --------------    --------------
       Total operational switches                     36                 45                46                45                45
   Regional fiber route miles:
     Operational                                   3,995              4,255             4,351             4,406             4,449
     Under construction                                -                  -                 -                 -               523
   Regional fiber strand miles (8):
     Operational                                 127,756            134,152           155,788           164,416           167,067
     Under construction                                -                  -                 -                 -            19,224
   Collocations with ILECs                            47                 59               111               126               139
Satellite services:
   C-Band installations (9)                           69                 76                78                81                85

(1) Corporate Services consists of the operating activities of ICG Communications, Inc., ICG Funding, LLC, ICG Canadian Acquisition, Inc., ICG Holdings (Canada) Co., ICG Holdings, Inc., ICG Services, Inc., ICG Corporate Headquarters, L.L.C. and ICG 161, L.P., which primarily hold securities and other nonoperating assets and provide certain legal, accounting and finance, personnel and other administrative support services to the business units.

(2) EBITDA consists of loss from continuing operations before interest, income taxes, depreciation and amortization, other expense, net and accretion and preferred dividends on preferred securities of
        subsidiaries,   or  simply,   operating  loss  plus   depreciation   and
        amortization. EBITDA (before nonrecurring and noncash charges) represents EBITDA before certain nonrecurring and noncash charges such as the provision for impairment of long-lived assets and other, net operating costs and expenses, including deferred compensation and net loss (gain) on disposal of long-lived assets. EBITDA and EBITDA (before nonrecurring and noncash charges) are provided because they are measures commonly used in the telecommunications industry. EBITDA and EBITDA (before nonrecurring and noncash charges) are presented to enhance an understanding of the Company's operating results and are not intended to represent cash flows from operating activities or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA and EBITDA (before nonrecurring and noncash charges) are not measurements under GAAP and are not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities as determined using GAAP are also presented in Other Data.

(3) Capital expenditures include assets acquired under capital leases and excludes payments for construction of the Company's corporate headquarters and corporate headquarters assets acquired through the issuance of long-term debt. Capital expenditures of discontinued operations includes the capital expenditures of Network Services, Satellite Services, Zycom and NETCOM combined for all periods presented.

(4) Amounts presented are for three-month periods ended, or as of the end of the period presented.

(5) Access lines in service at September 30, 1999 includes 508,292 lines which are provisioned through the Company's switch and 76,535 lines which are provisioned through resale and other agreements with various local exchange carriers. Resale lines typically generate lower margins and are used primarily to obtain customers. Although the Company plans to migrate lines from resale to higher margin on-switch lines, there is no assurance that it will be successful in executing this strategy.

(6)     Hybrid   buildings  connected   represent  buildings  connected  to  the
        Company's network via another carrier's facilities.

(7) Regional fiber route miles refers to the number of miles of regional fiber optic cable, including leased fiber. As of September 30, 1999, the Company had 4,449 regional fiber route miles, of which 48 regional fiber route miles were leased under operating leases. Regional fiber route miles under construction represents fiber under construction which is expected to be operational within six months.

(8) Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of September 30, 1999, the Company had 167,067 regional fiber strand miles, of which 856 regional fiber strand miles were leased under operating leases. Regional fiber strand miles under construction represents fiber under construction which is expected to be operational within six months.

(9) The Company's C-Band installations are provided by Satellite Services. C-Band installations service cruise ships, U.S. Navy vessels and offshore oil platform installations. The Company's consolidated financial statements reflect the operations of Satellite Services as discontinued for all periods presented.



Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Revenue. Revenue, which consists solely of revenue from Telecom Services, increased $32.6 million, or 39%, from $82.6 million for the three months ended September 30, 1998 to $115.2 million for the three months ended September 30, 1999. Local services revenue increased from $46.2 million, or 56% of revenue, for the three months ended September 30, 1998 to $69.5 million, or 60% of revenue, for the three months ended September 30, 1999, primarily due to an increase in local access lines from 290,983 lines in service at September 30, 1998 to 584,827 lines in service at September 30, 1999. In addition, local access revenue includes revenue of approximately $17.8 million and $24.4 million for the three months ended September 30, 1998 and 1999, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of ILECs pursuant to various interconnection agreements. These agreements are subject to renegotiation over the next several months. While management believes that these agreements will be replaced by agreements offering the Company some form of compensation for ISP traffic, the renegotiated agreements may reflect rates for reciprocal compensation which are lower than the rates under the current contracts. See "Liquidity - Transport and Termination Charges." Special access revenue increased from $20.2 million, or 24% of revenue, for the three months ended September 30, 1998 to $29.3 million, or 25% of revenue, for the three months ended September 30, 1999, primarily due to $5.1 million of revenue recognized during the three months ended September 30, 1999 under the Company's fiber optic lease agreement with Qwest. The Company expects to record a minimum of approximately $14.2 million in additional revenue under this agreement during the remainder of 1999 and the first half of 2000. Switched access (terminating long distance) revenue increased to $11.8 million for the three months ended September 30, 1999, compared to $11.6 million for the three months ended September 30, 1998. The Company has raised prices on its wholesale switched services product in order to improve margins. Revenue from long distance services was $4.6 million for both the three months ended September 30, 1998 and 1999. The Company's long distance revenue for the three months ended September 30, 1999 was impacted by planned attrition of resale access lines which had high long distance service penetration rates. Revenue from data services did not generate a material portion of total revenue during either period.

         Operating costs. Operating costs, which consists solely of operating costs from Telecom Services, increased $18.2 million, or 38%, from $48.1 million for the three months ended September 30, 1998 to $66.3 million for the three months ended September 30, 1999. For both periods, operating costs were 58% of revenue. Operating costs consist of payments to ILECs for the use of network facilities to support special and switched access services, network operating costs, right of way fees and other costs. The increase in operating costs in absolute dollars is attributable to the increase in volume of local and special access services and the increase in network operating costs which include engineering and operations personnel dedicated to the development and launch of local exchange services. Operating costs as a percentage of revenue for the three months ended September 30, 1999 was impacted by the Company's decision to suspend the revenue recognition related to certain elements of transport and
termination   services  provided  to  ILECs.  See  "Liquidity  -  Transport  and
Termination Charges." The Company expects the ratio of operating costs to revenue will improve as the Company provides a greater volume of higher margin services, principally RAS and local exchange services, carries more traffic on its own facilities rather than the ILEC facilities and obtains the right to use unbundled ILEC facilities on satisfactory terms, any or all of which may not occur.

         Selling, general and administrative expenses. Total selling, general and administrative ("SG&A") expenses increased $55.1 million, or 139%, from $39.5 million for the three months ended September 30, 1998 to $94.6 million for the three months ended September 30, 1999. Total SG&A expenses increased as a percentage of revenue from 48% for the three months ended September 30, 1998 to 82% for the three months ended September 30, 1999. Telecom Services SG&A expenses increased from $33.7 million, or 41% of revenue, for the three months ended September 30, 1998 to $87.2 million, or 76% of revenue, for the three months ended September 30, 1999. The increase in absolute dollars and as a percentage of revenue is principally due to a provision of $45.2 million recorded during the three months ended September 30, 1999 for accounts receivable related to certain elements of transport and termination services provided to ILECs recorded in periods prior to June 30, 1999, which the Company believes may be uncollectible. See "Liquidity - Transport and Termination Charges." From time to time, the Company will experience increases in SG&A expenses as the Company prepares for offerings of newly developed services. Corporate Services SG&A expenses increased $1.6 million, from $5.8 million for the three months ended September 30, 1998 to $7.4 million for the three months ended September 30, 1999, primarily due to an increase in the number of employees necessary to support the Company's expanding operations.

         Depreciation and amortization. Depreciation and amortization increased $22.4 million, or 98%, for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, primarily due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services, in addition to increased amortization arising from goodwill recorded in conjunction with a significant purchase business combination completed on December 31, 1998. The Company expects that depreciation and amortization will continue to increase as the Company continues to invest in the expansion and upgrade of its regional fiber and nationwide data networks.

         Other, net. Other, net operating costs and expenses of $0.6 million for the three months ended September 30, 1999 primarily includes deferred compensation expense of $0.4 million related to the Company's deferred compensation arrangement with its chief executive officer. Other amounts included in other, net operating costs and expenses for the three months ended September 30, 1999 include net gains and losses on disposal of miscellaneous long-lived assets.

         Interest expense. Interest expense increased $6.9 million, from $46.0 million for the three months ended September 30, 1998 to $52.9 million for the three months ended September 30, 1999, which includes $49.5 million of noncash interest. The Company's interest expense increased, and will continue to increase, because the principal amount of its indebtedness increases until the Company's fixed rate senior indebtedness begins to pay interest in cash, beginning in 2001. Additionally, interest expense increased due to the increase in long-term debt associated with the Company's purchase of the corporate headquarters, effective January 1, 1999 and the senior secured financing facility (the "Senior Facility") completed in August 1999.

         Interest income. Interest income decreased $4.4 million, from $8.2 million for the three months ended September 30, 1998 to $3.8 million for the three months ended September 30, 1999. The decrease is attributable to the decrease in cash, cash equivalents and short-term investments as the Company funds operating losses and continues to invest available cash balances in telecommunications equipment and other assets.

         Other expense, net. Other expense, net decreased from $0.4 million for the three months ended September 30, 1998 to $0.3 million for the three months ended September 30, 1999. Other expense, net recorded during both the three months ended September 30, 1998 and 1999 primarily consists of litigation settlement costs.

         Accretion   and   preferred   dividends  on  preferred   securities  of
subsidiaries. Accretion and preferred dividends on preferred securities of subsidiaries increased $1.7 million, from $14.0 million for the three months ended September 30, 1998 to $15.7 million for the three months ended September 30, 1999. The increase is due primarily to the periodic payment of dividends on the 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 (the "14% Preferred Stock") and the 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2009 (the "14 1/4% Preferred Stock") in additional shares of 14% Preferred Stock and 14 1/4% Preferred Stock. Accretion and preferred dividends on preferred securities of subsidiaries recorded during the three months ended September 30, 1999 consists of the accretion of issuance costs ($0.3 million) and the accrual of the preferred securities dividends ($15.4 million) associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "6 3/4% Preferred Securities"), the 14%

Preferred Stock and the 14 1/4% Preferred Stock.

         Loss from continuing operations. Loss from continuing operations increased $76.6 million, or 96%, from $79.9 million for the three months ended September 30, 1998 to $156.5 million for the three months ended September 30, 1999 due to the increases in operating costs, SG&A expenses, depreciation and amortization and interest expense, offset by an increase in revenue, as noted above.

         Net (loss) income from discontinued operations. Net (loss) income from discontinued operations fluctuated from a net loss of $16.7 million for the three months ended September 30, 1998 to net income of $0.7 million for the three months ended September 30, 1999. Net loss from discontinued operations for the three months ended September 30, 1998 consists of the combined net losses of Network Services, Satellite Services, Zycom and NETCOM. Net income from discontinued operations for the three months ended September 30, 1999 consists of net income of Network Services. Since the Company expects to report a gain on the disposition of Satellite Services, the Company deferred the net losses from operations of Satellite Services from July 15, 1999 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of Satellite Services) through September 30, 1999, to be offset against the gain on the sale of Satellite Services in the period of disposition. Accordingly, the Company reported no loss from discontinued operations of Satellite Services for the three months ended September 30, 1999. Zycom terminated its normal operations on October 22, 1998 and, accordingly, the Company reported no loss from discontinued operations of Zycom for the three months ended September 30, 1999. The Company sold the operations of NETCOM in February and March 1999. Net loss from discontinued operations for the three months ended September 30, 1998 includes an estimated loss on the disposal of Zycom of $1.2 million.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Revenue. Revenue, which consists solely of revenue from Telecom Services, increased $131.9 million, or 64%, from $205.3 million for the nine months ended September 30, 1998 to $337.2 million for the nine months ended September 30, 1999. Local services revenue increased from $98.7 million, or 48% of revenue, for the nine months ended September 30, 1998 to $213.6 million, or 63% of revenue, for the nine months ended September 30, 1999. In addition, local access revenue includes revenue of approximately $32.9 million and $95.4 million for the nine months ended September 30, 1998 and 1999, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of ILECs pursuant to various interconnection agreements. Special access revenue increased from $53.9 million, or 26% of revenue, for the nine months ended September 30, 1998 to $75.3 million, or 22% of revenue, for the nine months ended September 30, 1999. Switched access (terminating long distance) revenue decreased to $33.4 million for the nine months ended September 30, 1999, compared to $37.2 million for the nine months ended September 30, 1998. The Company has raised prices on its wholesale switched services product in order to improve margins. Revenue from long distance services decreased to $14.9 million for the nine months ended September 30, 1999, compared to $15.5 million for the nine months ended September 30, 1998. The decrease in long distance revenue is primarily attributable to the Company's planned attrition of resale access lines which had high long distance service penetration rates. Revenue from data services did not generate a material portion of total revenue during either period.

         Operating costs. Operating costs, which consists solely of operating costs from Telecom Services, increased $42.3 million, or 31%, from $137.1 million for the nine months ended September 30, 1998 to $179.4 million for the nine months ended September 30, 1999. Additionally, operating costs decreased as a percentage of revenue from 67% for the nine months ended September 30, 1998 to 53% for the nine months ended September 30, 1999. The increase in operating costs in absolute dollars is attributable to the increase in volume of local and special access services and the increase in network operating costs which include engineering and operations personnel dedicated to the development and launch of local exchange services. The decrease in operating costs as a percentage of revenue is due primarily to a greater volume of higher margin services, principally local exchange services.

         Selling, general and administrative expenses. Total SG&A expenses increased $67.6 million, or 60%, from $112.7 million for the nine months ended September 30, 1998 to $180.3 million for the nine months ended September 30, 1999. Total SG&A expenses decreased as a percentage of revenue from 55% for the nine months ended September 30, 1998 to 54% for the nine months ended September 30, 1999. Telecom Services SG&A expenses increased from $96.7 million, or 47% of revenue, for the nine months ended September 30, 1998 to $163.4 million, or 48% of revenue, for the nine months ended September 30, 1999. The increase in absolute dollars and as a percentage of revenue is principally due to a provision of $45.2 million recorded during the three months ended September 30, 1999 for accounts receivable related to certain elements of transport and termination services provided to ILECs recorded in periods prior to June 30, 1999, which the Company believes may be uncollectible. Corporate Services SG&A expenses increased $0.9 million, from $16.0 million for the nine months ended September 30, 1998 to $16.9 million for the nine months ended September 30, 1999, primarily due to an increase in the number of employees necessary to support the Company's expanding operations, offset by a decrease in SG&A expenses due to the Company's purchase of the corporate headquarters which was leased under an operating lease during 1998.

         Depreciation and amortization. Depreciation and amortization increased $71.8 million, or 132%, for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, primarily due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services, in addition to increased amortization arising from goodwill recorded in conjunction with a significant purchase business combination completed on December 31, 1998.

         Provision for impairment of long-lived assets. For the nine months ended September 30, 1999, provision for impairment of long-lived assets of $29.3 million relates to the impairment of software and other capitalized costs associated with Telecom Services' in-process billing and provisioning system development projects. The provision for impairment of long-lived assets was based on management's decision to select new vendors for these systems, which vendors are expected to provide the Company with billing and provisioning solutions with improved functionality and earlier delivery dates at significantly lower costs. The Company's in-process billing and provisioning systems were either not operational or were serving minimal customers at the time management determined the carrying value of the underlying assets was not recoverable.

         Other, net. Other, net operating costs and expenses decreased $0.4 million from $0.5 million for the nine months ended September 30, 1998 to $0.1 million for the nine months ended September 30, 1999. Other, net operating costs and expenses for the nine months ended September 30, 1998 consists of the write-off of certain installation costs of disconnected special access customers. Other, net operating costs and expenses for the nine months ended September 30, 1999 consists of deferred compensation expense of $0.8 million related to the Company's deferred compensation arrangement with its chief executive officer, offset by a net gain on disposal of miscellaneous long-lived assets.

         Interest expense. Interest expense increased $29.7 million, from $121.9 million for the nine months ended September 30, 1998 to $151.6 million for the nine months ended September 30, 1999, which includes $142.2 million of noncash interest. The Company's interest expense increased, and will continue to increase, because the principal amount of its indebtedness increases until the Company's fixed rate senior indebtedness begins to pay interest in cash, beginning in 2001. Additionally, interest expense increased due to the increase in long-term debt associated with the Company's purchase of the corporate headquarters, effective January 1, 1998 and the Senior Facility completed in August 1999.

         Interest income. Interest income decreased $10.5 million, from $22.2 million for the nine months ended September 30, 1998 to $11.7 million for the nine months ended September 30, 1999. The decrease is attributable to the decrease in cash, cash equivalents and short-term investments as the Company funds operating losses and continues to invest available cash balances in telecommunications equipment and other assets.

         Other expense, net. Other expense, net increased from $1.0 million for the nine months ended September 30, 1998 to $2.7 million for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, other expense, net consists of litigation settlement costs. For the nine months ended September 30, 1999, other expense, net includes litigation settlement costs, offset by the gain of $0.4 million on the common stock of MindSpring which the Company received as partial consideration for the sale of the domestic operations of NETCOM. The Company sold its investment in MindSpring in April 1999.

         Accretion   and   preferred   dividends  on  preferred   securities  of
subsidiaries. Accretion and preferred dividends on preferred securities of subsidiaries increased $4.9 million, from $40.8 million for the nine months ended September 30, 1998 to $45.7 million for the nine months ended September 30, 1999. The increase is due primarily to the periodic payment of dividends on the 14% Preferred Stock and the 14 1/4% Preferred Stock in additional shares of 14% Preferred Stock and 14 1/4% Preferred Stock. Accretion and preferred dividends on preferred securities of subsidiaries recorded during the nine months ended September 30, 1999 consists of the accretion of issuance costs ($0.9 million) and the accrual of the preferred securities dividends ($44.8 million) associated with the 6 3/4% Preferred Securities, the 14% Preferred Stock and the 14 1/4% Preferred Stock.

         Loss from continuing operations. Loss from continuing operations increased $125.7 million, or 52%, from $240.8 million for the nine months ended September 30, 1998 to $366.5 million for the nine months ended September 30, 1999 due to the increases in operating costs, SG&A expenses, depreciation and amortization, provision for impairment of long-lived assets and interest expense, offset by an increase in revenue, as noted above.

         Net (loss) income from discontinued operations. Net (loss) income from discontinued operations decreased $50.4 million or 86%, from a $58.4 million net loss for the nine months ended September 30, 1998 to an $8.0 million net loss for the nine months ended September 30, 1999. Net loss from discontinued operations for the nine months ended September 30, 1998 consists of the combined net losses of Network Services, Satellite Services, Zycom and NETCOM. Net loss from discontinued operations for the nine months ended September 30, 1999 consists of the combined net losses of Network Services and net income of Satellite Services. Since the Company expects to report a gain on the disposition of Satellite Services, the Company deferred the net losses from operations of Satellite Services from July 15, 1999 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of Satellite Services) through September 30, 1999, to be offset against the gain on the sale of Satellite Services in the period of disposition. Accordingly, the Company reported no loss from discontinued operations of Satellite Services for the three months ended September 30, 1999. Zycom terminated its normal operations on October 22, 1998 and, accordingly, the Company reported no loss from discontinued operations of Zycom for the nine months ended September 30, 1999. Since the Company expected to report a gain on the disposition of NETCOM, the Company deferred the net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales and, accordingly, the Company reported no loss from discontinued operations of NETCOM prior to or subsequent to the dates of the sales for the nine months ended September 30, 1999. Net loss from discontinued operations for the nine months ended September 30, 1998 includes an estimated loss on the disposal of Zycom of $1.2 million. Net loss from discontinued operations for the nine months ended September 30, 1999 includes an estimated loss on the disposal of Network Services of $8.0 million.

         Extraordinary gain on sales of operations of NETCOM. The Company reported an extraordinary gain on the sales of the operations of NETCOM during the nine months ended September 30, 1999 of $193.0 million, net of income taxes of $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses of operations of NETCOM from November 3, 1998 through the dates of the sales and $26.0 million of deferred sales proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM to MindSpring. The deferred proceeds are recognized on a periodic basis over the term of the Company's network capacity agreement with MindSpring.

Liquidity and Capital Resources

         The Company's growth has been funded through a combination of equity, debt and lease financing. As of September 30, 1999, the Company had current assets of $339.1 million, including $170.7 million of cash, cash equivalents and short-term investments available for sale, which exceeded current liabilities of $158.6 million, providing working capital of $180.5 million. The Company invests excess funds primarily in short-term, interest-bearing investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's short term investment objectives are safety, liquidity and yield, in that order.

Net Cash Used By Operating Activities

         The Company's operating activities used $44.9 million and $44.9 million for the nine months ended September 30, 1998 and 1999, respectively. Net cash used by operating activities is primarily due to losses from continuing operations and increases in receivables, which are partially offset by changes in other working capital items and noncash expenses, such as depreciation and amortization, deferred interest expense and accretion and preferred dividends on subsidiary preferred securities.

         The Company does not anticipate that cash provided by operations will be sufficient to fund operating activities, the future expansion of existing networks or the construction and acquisition of new networks in the near term. As the Company provides a greater volume of higher margin services, principally RAS and local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities, while experiencing decelerating increases in personnel and other SG&A expenses supporting its operations, any or all of which may not occur, the Company anticipates that net cash used by operating activities will improve in the future.

Net Cash Used By Investing Activities

         Investing activities used $179.1 million and $79.9 million in the nine months ended September 30, 1998 and 1999, respectively. Net cash used by investing activities for the nine months ended September 30, 1998 primarily includes cash expended for the acquisition of property, equipment and other assets of $253.5 million, offset by proceeds from the sale of corporate headquarters of $30.3 million and proceeds from the sale of short-term investments available for sale of $71.3 million. Net cash provided by investing activities for the nine months ended September 30, 1999 includes cash expended for the acquisition of property, equipment and other assets of $368.1 million, offset by proceeds from the sales of the operations of NETCOM of $252.9 million and proceeds from the sales of short-term investments available for sale and marketable trading securities of $60.5 million. The Company will continue to use cash in 1999 and subsequent periods for the construction of new networks, the expansion of existing networks and, potentially, for acquisitions. The Company acquired assets under capital leases of $6.2 million during the nine months ended September 30, 1999.

Net Cash Provided By Financing Activities

         Financing activities provided $526.2 million and $69.0 million in the nine months ended September 30, 1998 and 1999, respectively. Net cash provided by financing activities for these periods include the net proceeds from the private placement of the 10% Senior Discount Notes due 2008 (the "10% Notes") and 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") in February and April 1998, respectively, and the Senior Facility completed in August 1999. Historically, the funds to finance the Company's business acquisitions, capital expenditures, working capital requirements and operating losses have been obtained through public and private offerings of ICG and ICG Holdings (Canada) Co. ("Holdings-Canada") common shares, convertible subordinated notes, convertible preferred shares of Holdings-Canada, capital lease financings and various working capital sources, including credit facilities, in addition to the private placement of the securities previously mentioned and other securities offerings. Net cash provided by financing activities for the nine months ended September 30, 1998 and 1999 also include proceeds from the issuance of common stock in conjunction with the exercise of options and warrants and the Company's employee stock purchase plan, offset by principal payments on long-term debt and capital leases and payments of preferred dividends on preferred securities of subsidiaries.

         On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million Senior Facility consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. As required under the terms of the loan, the Company borrowed on August 12, 1999 the available $75.0 million on the $75.0 million term loan. The loan bears interest at an annual interest rate of LIBOR plus 3.5% or the base rate, as defined in the credit agreement, plus 2.5%, at the Company's option. At September 30, 1999, the $75.0 million term loan bears annual interest at LIBOR plus 3.5%, or 8.88%. Quarterly repayments commenced September 30, 1999 and require quarterly loan balance reductions of 0.25% through June 30, 2005 with the remaining outstanding balance to be repaid during the final three quarters of the loan term. The $75.0 million term loan matures on March 31, 2006. At September 30, 1999, the Company had $74.8 million outstanding under the $75.0 million term loan. On August 12, 1999, the Company borrowed $5.0 million on the $100.0 million term loan. The $100.0 million term loan is available for borrowing through August 10, 2000 at an initial annual interest rate of LIBOR plus 3.125% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option. At September 30, 1999, the $100.0 million term loan bears annual interest at LIBOR plus 3.125%, or 8.51%. Quarterly repayments commence September 30, 2002 and require aggregate loan balance reductions of 25% through June 30, 2003, 35% through June 30, 2004 and 40% through June 30, 2005. The $100.0 million term loan matures on June 30, 2005. The $25.0 million revolving line of credit is available through the maturity date of June 30, 2005 at an initial annual interest rate of LIBOR plus 3.125% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option. The Company is required to pay commitment fees ranging from 0.625% to 1.375% for the unused portion of available borrowings under the Senior Facility.

         As of September 30, 1999, the Company had an aggregate of approximately $70.0 million of capital lease obligations and an aggregate accreted value of approximately $1.8 billion was outstanding under the 13 1/2% Senior Discount Notes due 2005 (the "13 1/2 % Notes"), the 12 1/2% Senior Discount Notes due 2006 (the "12 1/2 % Notes"), the 11 5/8% Senior Discount Notes due 2007 (the "11 5/8 % Notes"), the 10% Notes, the 9 7/8% Notes and the Senior Facility. The 13 1/2% Notes require payments of interest to be made in cash commencing March 15, 2001 and mature on September 15, 2005. The 12 1/2% Notes require payments of interest to be made in cash commencing November 1, 2001 and mature on May 1, 2006. The 11 5/8% Notes require payments of interest to be made in cash commencing September 15, 2002 and mature on March 15, 2007. The 10% Notes require payments of interest in cash commencing August 15, 2003 and mature on February 15, 2008. The 9 7/8% Notes require payments of interest in cash commencing November 1, 2003 and mature on May 1, 2008. The 6 3/4% Preferred Securities require payments of dividends to be made in cash through November 15, 2000. In addition, the 14% Preferred Stock and 14 1/4% Preferred Stock require payments of dividends to be made in cash commencing June 15, 2002 and August 1, 2001, respectively. As of September 30, 1999, the Company had $34.2 million of other indebtedness outstanding. With respect to fixed rate senior indebtedness outstanding on September 30, 1999, the Company has cash interest payment obligations of approximately $113.3 million in 2001, $158.0 million in 2002, $212.6 million in 2003 and $257.2 million in 2004. With respect to preferred securities currently outstanding, the Company has cash dividend obligations of approximately $2.2 million remaining in 1999 and $8.9 million in 2000, for which the Company has restricted cash balances available for such dividend payments, $10.7 million in 2001 and $35.4 million in 2002 and each year thereafter through 2007. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to March 2001. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness, including such capital leases, or obtain such additional funds, and if the Company is unable to effect such refinancings or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness or make payments of cash dividends on, or the mandatory redemption of, its preferred securities, would be adversely affected.

Capital Expenditures

         The Company's capital expenditures of continuing operations (including assets acquired under capital leases and excluding payments for construction of the Company's corporate headquarters) were $253.5 million and $374.3 million for the nine months ended September 30, 1998 and 1999, respectively. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services as currently planned will require capital expenditures of approximately $145.0 million during the remainder of 1999. In the event that the Company's efforts to acquire new customers and deploy new services are more successful than planned, the Company may be required to expend capital resources earlier than expected to accommodate customer demands. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company has committed to purchase a substantial amount of equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

Other Cash Commitments and Capital Requirements

         The Company's operations have required and will continue to require significant capital expenditures for development, construction, expansion and acquisition of telecommunications assets. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flows. In addition to the Company's planned capital expenditures, it has other cash commitments as described in the footnotes to the Company's unaudited consolidated financial statements for the nine months ended September 30, 1999 included elsewhere herein.

         In view of the continuing development of the Company's products and services, the expansion of existing networks and the construction, leasing and licensing of new networks, the Company will require additional amounts of cash in the future from outside sources. Management believes that the Company's cash on hand and amounts expected to be available through asset sales, the Senior Facility, cash flows from operations, including the collection of receivables from transport and termination charges and capital leases and vendor financing arrangements will provide sufficient funds necessary for the Company to operate its business as currently planned and to fund its operations through 2000. Changes in the Company's business plan may require additional sources of cash which may be obtained through public and private equity and debt financings, credit facilities and other financing arrangements. In the past, the Company has been able to secure sufficient amounts of financing to meet its capital needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company.

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

Transport and Termination Charges

         The Company has recorded revenue of approximately $4.9 million, $58.3 million and $95.4 million for fiscal 1997, fiscal 1998 and the nine months ended September 30, 1999, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of ILECs pursuant to various interconnection agreements. Some of the ILECs have not paid most of the bills they have received from the Company and have disputed substantially all of these charges based on the belief that such calls are not local traffic as defined by the various agreements and not subject to payment of transport and termination charges under state and federal laws and public policies. As a result, the Company expects receivables from transport and termination charges will continue to increase until these disputes have been resolved.

         The resolution of these disputes will be based on rulings by state public utility commissions and/or by the Federal Communications Commission ("FCC"). To date, there have been favorable final rulings from 31 state public utility commissions that ISP traffic is subject to the payment of reciprocal compensation under current interconnection agreements. Many of these state commission decisions have been appealed by the ILECs. To date, nine federal court decisions, including two federal circuit court of appeals decisions and one state court decision, have been issued upholding state commission decisions ordering the payment of reciprocal compensation for ISP traffic. On February 25, 1999, the FCC issued a decision that ISP-bound traffic is largely jurisdictionally interstate traffic. The decision relies on the long-standing federal policy that ISP traffic, although jurisdictionally interstate, is treated as though it is local traffic for pricing purposes. The decision also emphasizes that because there currently are no federal rules governing intercarrier compensation for ISP traffic, the determination as to whether such traffic is subject to reciprocal compensation under the terms of interconnection agreements is properly made by the state commissions and that carriers are bound by their interconnection agreements and state commission decisions regarding the payment of reciprocal compensation for ISP traffic. The FCC has initiated a rulemaking proceeding regarding the adoption of prospective federal rules for intercarrier compensation for ISP traffic. In its notice of rulemaking, the FCC expresses its preference that compensation rates for this traffic continue to be set by negotiations between carriers, with disputes resolved by arbitrations conducted by state commissions, pursuant to the Telecommunications Act. Since the issuance of the FCC's decision on February 25, 1999, 18 state utility commissions, including four states in which the Company provides CLEC services, have either ruled or reaffirmed that ISP traffic is subject to reciprocal compensation under current interconnection agreements, and two state commissions have declined to apply reciprocal compensation for ISP traffic under current interconnection agreements.

         On May 5, 1999, the Public Utilities Commission of Ohio ("PUCO") issued a decision affirming its August 1998 decision that ISP traffic is subject to reciprocal compensation under the Company's current interconnection agreement with Ameritech Corporation ("Ameritech"). The PUCO also denied Ameritech's request for a stay of its obligation to remit payment to the Company. After the PUCO issued the May 5, 1999 ruling, the Company received $58.0 million for amounts owed by Ameritech for reciprocal compensation. Ameritech has filed for judicial review of the PUCO decision. The Company cannot predict the final outcome on the merits of the court appeal. Additionally, through September 30, 1999, Southwestern Bell Telephone Company ("SWBT") has remitted payment to the Company of $2.2 million for reciprocal compensation owed to the Company for traffic from SWBT customers in Texas to ISPs served by the Company. On June 21, 1999, the Alabama Public Service Commission ("PSC") issued a decision that BellSouth Corporation ("BellSouth") is required to pay the Company reciprocal compensation for ISP traffic pursuant to the terms of the Company's current interconnection agreement. The PSC's June 21, 1999 decision modified its March 1999 decision that had found that reciprocal compensation is owed for Internet traffic under certain CLEC interconnection agreements at issue in the proceeding. The June 21, 1999 PSC decision held that the Company should be treated the same as the other CLECs that participated in the proceeding and for which the Alabama PSC previously ordered the payment of reciprocal compensation. BellSouth has filed for judicial review of both the March 4, 1999 and June 21, 1999 PSC decisions. On August 18, 1999, the reviewing court entered an order dismissing BellSouth's appeal of the March 4, 1999 order and upholding the Alabama PSC's ruling that reciprocal compensation is to be paid for ISP traffic under the terms of the interconnection agreements at issue. Further proceedings are pending these appeals. The Company has received payments from BellSouth for reciprocal compensation of $1.0 million through September 30, 1999. On July 26, 1999, the California Public Utilities Commission ("CPUC") issued a decision affirming a previous decision, issued October 1998, that held that reciprocal compensation must be paid by Pacific Bell and GTE California ("GTE") for the termination of ISP traffic by CLECs under existing interconnection agreements. Both Pacific Bell and GTE have appealed the CPUC's decisions in federal district court in California. On June 24, 1999, the CPUC adopted a decision in an arbitration proceeding between Pacific Bell and Pac-West Telecomm, Inc., a CLEC ("Pac-West"), which held that reciprocal compensation is payable to Pac-West for ISP-bound calls under a new two-year interconnection agreement between Pacific Bell and Pac-West, which agreement became effective on June 29, 1999. Pacific Bell has filed an appeal of this arbitration decision in federal district court. On October 27, 1999, the Company received $6.7 million from Pacific Bell in reciprocal compensation payments, and Pacific Bell also deposited $8.9 million into escrow, which Pacific Bell has calculated is the amount owed to the Company for reciprocal compensation on ISP-bound traffic. Also, on October 27, 1999, the Company received payment from GTE of $8.9 million, the full amount billed by the Company to GTE for reciprocal compensation in California. The Colorado Public Utilities Commission approved a decision on July 28, 1999 that orders US WEST Communications, Inc. ("US WEST") to pay the Company reciprocal compensation for calls from US WEST customers to ISPs served by the Company. The decision resolves in the Company's favor a complaint that was filed by the Company in June 1998.

         On September 16, 1999, the CPUC rendered a decision against MFS/Worldcom, a CLEC ("MFS"), in an arbitration between Pacific Bell and MFS. The CPUC ruled that MFS should not be permitted to charge reciprocal compensation rates for the tandem switching and common transport rate elements. Although the CPUC's ruling did not involve the Company, the Company made a decision effective for the three months ended September 30, 1999 and thereafter to suspend the revenue recognition for the tandem switching and common transport rate elements for services provided in California and in all other states where the Company operates. Additionally, the Company recorded a provision of $45.2 million during the three months ended September 30, 1999 for accounts receivable related to these elements recognized in periods through June 30, 1999, which the Company believes may be uncollectible. The Company will continue to bill for future tandem switching and common transport rate elements and will pursue collection of its accounts receivable, despite any provision. MFS has filed a petition for rehearing with the CPUC, asking the CPUC to reverse its decision on the tandem and transport rate elements. The Company has supported the MFS petition for rehearing.

         The Company has also recorded revenue of approximately $19.1 million and $11.8 million for fiscal 1998 and the nine months ended September 30, 1999, respectively, related to other transport and termination charges to the ILECs, pursuant to the Company's interconnection agreements with these ILECs. Included in the Company's trade receivables at December 31, 1998 and September 30, 1999 are $72.8 million and $73.5 million, respectively, for all receivables related to reciprocal compensation and other transport and termination charges. The receivables balance at September 30, 1999 is net of an allowance of $54.8 million for disputed amounts and tandem switching and common transport rate elements.

         As the Company's interconnection agreements expire or are extended, rates for transport and termination charges are being and will continue to be renegotiated. Some of the Company's agreements are already being affected. Although the Company's interconnection agreement with BellSouth has expired, the Company has received written notification from BellSouth that the Company may continue operating under the expired interconnection agreement, until such agreement is renegotiated or arbitrated by the relevant state commissions. On May 27, 1999, the Company filed petitions with the state commissions of Alabama, Georgia, North Carolina, Kentucky, Tennessee and Florida for arbitration with BellSouth. On November 1, 1999, the Alabama PSC approved a final decision in the Company's arbitration proceeding with BellSouth that, among other issues, orders reciprocal compensation to be paid for ISP-bound traffic under the new interconnection agreement to be executed between the parties. The Alabama PSC established a rate to be paid for reciprocal compensation for all traffic, including ISP traffic. The rate established by the Alabama PSC includes compensation for the end office switching, tandem switching and common transport rate elements, at per-minute rates that are based on rates previously established by the Alabama PSC in a proceeding on rates applicable to unbundled network elements ("UNEs") provided by BellSouth. On November 4, 1999, the North Carolina Utilities Commission ("NCUC") issued a Recommended Arbitration Order (the "Recommended Decision"), that among other issues requires the payment of reciprocal compensation for ISP traffic in a new interconnection agreement and establishes reciprocal compensation rates equal to the UNE rates adopted by the NCUC for end office switching, tandem switching, common transport and common transport facilities termination. The Recommended Decision also finds that the Company is entitled to be paid the tandem rate for traffic through the Company's Charlotte, North Carolina switch. After a comment period, the full NCUC will vote on whether to adopt the Recommended Decision as its final decision. The Alabama final decision provides that the Alabama PSC will require and the Recommended Decision provides that the NCUC may require a true-up of the reciprocal compensation rates based on a future FCC ruling in the FCC's pending rulemaking proceeding on prospective compensation and/or future PUC rulings adopted pursuant to any FCC decision. The arbitration proceedings with BellSouth are ongoing in the remainder of the states. Additionally, the Company's interconnection agreement with Ameritech recently was extended from June 15, 1999 to February 15, 2000. The Company's extension of its interconnection agreement with Ameritech includes reduced rates for transport and termination charges. On September 27, 1999, the Company filed an arbitration proceeding petition with the PUCO for arbitration with Ameritech. The Company expects that its ongoing negotiations and arbitrations with BellSouth also will affect the rates for transport and termination charges included in its existing interconnection agreement with BellSouth, as has already occurred in Alabama and is proposed in North Carolina. The Company's remaining interconnection agreements expire in 1999 and 2000, and the Company has commenced renegotiations with the ILECs. While the Company intends to pursue the collection of all receivables related to transport and termination charges as of September 30, 1999 and believes that future revenue from transport and termination charges recognized under the Company's current interconnection agreements will be realized, there can be no assurance that future regulatory and judicial rulings will be favorable to the Company, or that different pricing plans for transport and termination charges between carriers will not be adopted when the Company's interconnection agreements are renegotiated or arbitrated, or as a result of the FCC's rulemaking proceeding on future compensation methods. In fact, the Company believes that different pricing plans will be considered and adopted, and although the Company expects that revenue from transport and termination charges likely will decrease as a percentage of total revenue from local services in periods after the expiration of current interconnection agreements, the Company's local termination services still will be required by the ILECs and must be provided under the Telecommunications Act, and likely will result in increasing volume in minutes due to the growth of the Internet and related services markets. The Company expects to negotiate reasonable compensation and collection terms for local termination services, although there is no assurance that such compensation will remain consistent with current levels. Additionally, the Company expects to supplement its current operations with revenue, and ultimately EBITDA, from new services offerings such as RAS and DSL services, however, the Company may or may not be successful in its efforts to deploy such services profitably.

New Accounting Pronouncement

         In June 1999, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 43, Real Estate Sales, an interpretation of FASB Statement No. 66 ("FIN 43"). FIN 43 establishes standards for recognition of profit on all real estate sales transactions without regard to the nature of the seller's business. Specifically, FIN 43 expands the concept of real estate to include "integral equipment," which is defined in FIN 43 as "any physical structure or equipment attached to the real estate that cannot be removed and used separately without incurring significant costs." The provisions of FIN 43 are effective for all sales of real estate with property improvements or integral equipment entered into after June 30, 1999.

          The Company believes FIN 43 effectively precludes the application of sales-type lease accounting to the portions of telecommunications capacity agreements which represent leases of telecommunications capacity involving real estate or integral equipment, unless the Company transfers ownership of the underlying assets to the lessee. In the event that sales-type lease accounting is not applicable to portions or all of a telecommunications capacity agreement, the Company will apply operating lease accounting and recognize revenue and operating costs ratably over the term of the agreement. Since the Company's telecommunications capacity agreements which were accounted for as sales-type leases and excluded ownership transfer terms for underlying assets deemed to be integral equipment do not represent a significant portion of the Company's historical revenue or operating costs, the Company does not expect the adoption of FIN 43 to have a material impact on the Company's financial position or results of operations in the future.

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

Strategy

         The Company's approach to addressing the potential impact of Year 2000 compliance issues was focused upon ensuring, to the extent reasonably possible, the continued, normal operation of its business and supporting systems. Accordingly, the Company developed a four-phase plan which it applied to each functional category of the Company's computer systems and components. Each of the Company's computer systems, software applications and other electronics containing date-sensitive embedded technology was included within one of the following four functional categories:

     o Networks and Products, which consists of all components whether hardware, software or embedded technology used directly in the Company's operations, including components used by the Company's circuit and data switches and collocation and telecommunications products;

     o IT Systems, which consists of all components used to support the Company's operations, including provisioning and billing systems;

     o Building and Facilities, which consists of all components with embedded technology used at the Company's corporate headquarters building and other leased facilities, including security systems, elevators and internal use telephone systems;

     o Office Equipment, which consists of all office equipment with date -sensitive embedded technology.

     For each of the categories described above, the Company applied the following four-phase approach to identifying and addressing the potential impact of Year 2000 compliance issues:

     o        Phase I - Assessment
              During this phase, the Company's technology staff performed an inventory of all components currently in use by the Company. Based upon this inventory, the Company's business executives and technology staff jointly classified each component as a "high," "medium" or "low" priority item, determined primarily by the relative importance that the particular component has to the Company's normal business operations, the number of people internally and externally which would be affected by any failure of such component and the interdependence of such component with other components used by the Company that may be of higher or lower priority.

              Based upon such classifications, the Company's business executives and information technology staff jointly set desired levels of Year 2000 readiness for each component inventoried, using the following criteria, as defined by the Company:

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

     o        Phase II - Remediation
              During this phase, the Company developed and executed a remediation plan for each component based upon the priorities set in Phase I. Remediation included component upgrade, reprogramming, replacement, receipt of vendor and supplier certification or other actions which were deemed necessary or appropriate.

     o        Phase III - Testing
              During this phase, the Company performed testing sufficient to confirm that the component met the desired state of Year 2000 readiness. This phase consisted of: (i) testing the component in isolation, or unit testing; (ii) testing the component jointly with other components, or system testing; and (iii) testing interdependent systems, or environment testing.

     o        Phase IV - Implementation
              During the last phase, the Company implemented each act of remediation developed and tested for each component, as well as the implementation of adequate controls to ensure that future upgrades and changes to the Company's computer systems, for operational reasons other than Year 2000 compliance, would not alter the Company's Year 2000 state of readiness.

          The Company has completed all of the phases within its Year 2000 compliance plan for each of its functional system categories.

Costs

         The Company expenses all incremental costs to the Company associated with Year 2000 compliance issues as incurred. Through September 30, 1999, such costs incurred were approximately $2.0 million, consisting of approximately $0.6 million of replacement hardware and software and approximately $1.4 million of consulting fees and other miscellaneous costs of Year 2000 compliance reference and planning materials. The Company has also incurred certain internal costs, including salaries and benefits for employees dedicating various portions of their time to Year 2000 compliance issues, of which costs the Company believes has not exceeded $0.5 million through September 30, 1999. The Company expects total incremental costs of Year 2000 compliance efforts subsequent to September 30, 1999 to be approximately $0.6 million for consulting fees and other miscellaneous costs. All such costs incurred and expected to be incurred are included in the Company's fiscal 1999 budget. Budgeted expenses for Year 2000 compliance costs represent approximately 4% of the Company's total budgeted expenses for information technology for fiscal 1999. The Company intends to use cash on hand for Year 2000 compliance costs, as necessary.

Risk, Contingency Planning and Reasonably Likely Worst Case Scenario

         While the Company is heavily reliant upon its computer systems, software applications and other electronics containing date-sensitive embedded technology as part of its business operations, such components upon which the Company primarily relies were developed with current state-of-the-art technology and, accordingly, the Company's four-phase approach has demonstrated that many of its high-priority systems did not present material Year 2000 compliance issues. For computer systems, software applications and other electronics containing date-sensitive embedded technology that have met the Company's desired level of Year 2000 readiness, the Company is using its existing contingency plans to mitigate or eliminate problems it may experience if an unanticipated system failure were to occur.

         The Company believes that a reasonably likely worst case scenario of a Year 2000 compliance failure could include the temporary failure of a minimal number of operating systems, despite the Company's execution and satisfactory completion of its comprehensive Year 2000 compliance plan. However, under this scenario, the Company also believes that any such failed systems or components would be fully recovered within a short period subsequent to failure and, accordingly, the Company does not expect to experience any significant or long term operational disruption as a result of the failure of any systems or components directly within the Company's control.

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

         The Company views Year 2000 compliance as a process that is inherently dynamic and will change in response to changing circumstances. While the Company believes that through execution and satisfactory completion of its Year 2000 compliance strategy its computer systems, software applications and electronics are Year 2000 compliant, there can be no assurance until the Year 2000 occurs that all systems and all interfacing technology when running jointly will function adequately. Additionally, there can be no assurance that the assumptions made by the Company within its Year 2000 compliance strategy will prove to be correct, that the strategy will succeed or that the remedial actions implemented will be adequate to avoid system or component failures. In addition, disruptions with respect to the computer systems of vendors or customers, which systems are outside the control of the Company, could impair the Company's ability to obtain necessary products or services to sell to its customers.
Disruptions of the Company's computer systems, or the computer systems of the Company's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect on the Company's financial condition and results of operations.

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

         The Company  invests  primarily  in high grade  short-term  investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale and generally have maturities of one year or less. The Company's short term investment objectives are safety, liquidity and yield, in that order. As of September 30, 1999, the Company had approximately $170.7 million in cash, cash equivalents and short-term investments available for sale, at a weighted average fixed interest rate of 2.72% for the three months ended September 30, 1999. A hypothetical 10% fluctuation in market rates of interest would cause a change in the fair value of the Company's investment in marketable securities at September 30, 1999 of approximately $0.2 million and, accordingly, would not cause a material impact on the Company's financial position, results of operations or cash flows.

         At September 30, 1999, the Company's indebtedness included $1.7 billion under the 13 1/2% Notes, 12 1/2% Notes, 11 5/8% Notes, 10% Notes and 9 7/8% Notes and $505.4 million under the 14 1/4% Preferred Stock, 14% Preferred Stock and 6 3/4% Preferred Securities. These instruments contain fixed annual interest and dividend rates, respectively, and, accordingly, any change in market interest rates would have no impact on the Company's financial position, results of operations or cash flows. Future increases in interest rates could increase the cost of any new borrowings by the Company. The Company does not hedge against future changes in market rates of interest.

         On August 12, 1999, the Company entered into the Senior Facility, consisting of two term loans and a revolving line of credit. All components of the Senior Facility bear variable annual rates of interest, based on changes in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate. Consequently, additional borrowings under the Senior Facility and increases in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate will increase the Company's indebtedness and may increase the Company's interest expense in future periods. Additionally, under the terms of the Senior Facility, the Company is required to hedge the interest rate risk on $100.0 million of the Senior Facility if LIBOR exceeds 9.0% for 15 consecutive days. As of September 30, 1999, the Company had $79.8 million outstanding under the Senior Facility.

Equity Price Risk

         On February 17, 1999, the Company completed the sale of the domestic operations of NETCOM to MindSpring, in exchange for a combination of cash and 376,116 shares of common stock of MindSpring, valued at approximately $79.76 per share, or $30.0 million, at the time of the transaction. Through April 16, 1999, the Company bore some risk of market price fluctuations in its investment in MindSpring. In order to mitigate the risk associated with a decrease in the market value of the Company's investment in MindSpring, the Company entered into a hedging contract. In April 1999, the Company sold its investment in MindSpring for net proceeds of approximately $30.4 million. The Company recorded a gain on its investment in MindSpring of approximately $0.4 million in its statement of operations for the nine months ended September 30, 1999. The hedging contract was terminated upon the sale of the common stock of MindSpring.

         On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock of NorthPoint which was converted into 555,555 shares of Class B common stock of NorthPoint (the "NorthPoint Class B Shares") on May 5, 1999. The NorthPoint Class B Shares have no voting rights and are ultimately convertible on or after March 23, 2000 on a one-for-one basis into a voting class of common stock of

NorthPoint. Accordingly, the Company will be subject to the effects of fluctuations in the fair value of the common stock of NorthPoint until such time when the Company is permitted to liquidate its investment in NorthPoint.

         On August 11, 1999, the Company purchased 1,250,000 shares of Series C Preferred Stock (the "ThinkLink Preferred Stock") of International ThinkLink Corporation ("ThinkLink"), or approximately 8% of the outstanding shares, for $1.0 million in cash. The ThinkLink Preferred Stock is exchangeable into common stock of ThinkLink at any time. The ThinkLink Preferred Stock will automatically convert to common stock upon the completion of the initial public offering of the common stock of ThinkLink or upon such election to convert by the holders of a majority of the ThinkLink Preferred Stock. The conversion rate from the ThinkLink Preferred Stock to common stock of ThinkLink is initially one-for-one; however, such conversion rate is subject to adjustment. The Company will be subject to the effects of fluctuations in the fair value of the common stock of ThinkLink until such time when the Company may liquidate its investment in ThinkLink.

         Although changes in the fair market value of the common stock of NorthPoint and ThinkLink may affect the fair market value of the Company's investments in NorthPoint and ThinkLink and cause unrealized gains or losses, such gains or losses will not be realized until the securities are sold.

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

          See Note 6 (e) to the Company's unaudited condensed consolidated financial statements for the nine months ended September 30, 1999 contained elsewhere in this Quarterly Report.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

      (A)  Exhibits.

            (10)  Material Contracts.

                  10.1: Amendment to the Stock Option Agreement between J. Shelby Bryan and IntelCom Group Inc. dated May 30,
                         1995, dated as of March 10, 1999, between ICG Communications, Inc. and J. Shelby Bryan.

                  10.2: Amendment to the Stock Option Agreement between J. Shelby Bryan and IntelCom Group Inc. dated November 13, 1995, dated as of March 10, 1999, between ICG Communications, Inc. and J. Shelby Bryan.

                  10.3: Promissory Note, dated as of August 6, 1999, between ICG Telecom Group, Inc. and John Kane.

                  10.4: Amendment to Employment Agreement, dated as of August 22, 1999, between ICG Communications, Inc. and John Kane.

                  10.5: Amendment to Employment Agreement, dated as of August 22, 1999, between ICG Communications, Inc. and Don Teague.

                  10.6: Amendment to Employment Agreement, dated as of August 22, 1999, between ICG Communications, Inc. and Harry R. Herbst.

                  10.7:  Amendment  to   Employment   Agreement,   dated  as  of
                         September 14, 1999, between ICG Communications, Inc. and J. Shelby Bryan.

                  10.8: Amendment No. 1 to the Credit Agreement, dated as of September 30, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, certain Initial Lender Parties thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender

                         Parties, and Bank of America, N.A. and Barclays Bank Plc, as Co-Documentation Agents.

            (27)  Financial Data Schedule.

                  27.1: Financial Data Schedule of ICG Communications, Inc. for the Nine Months Ended September 30, 1999.

      (B) Report on Form 8-K. The following report on Form 8-K was filed by the registrants during the three months ended September 30, 1999:

                  (i) Current Report on Form 8-K dated September 22, 1999 for events of September 21, 1999, regarding the
                         announcement  by  ICG   Communications,   Inc.  of  the
                         September 16, 1999 arbitration decision by the California Public Utilities Commission in a matter between Pacific Bell and MFS/WorldCom.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


10.1: Amendment to the Stock Option Agreement between J. Shelby Bryan and IntelCom Group Inc. dated May 30, 1995, dated as of March 10, 1999, between ICG Communications, Inc. and J. Shelby Bryan.

10.2: Amendment to the Stock Option Agreement between J. Shelby Bryan and IntelCom Group Inc. dated November 13, 1995, dated as of March 10, 1999, between ICG Communications, Inc. and J. Shelby Bryan.

10.3: Promissory Note, dated as of August 6, 1999, between ICG Telecom Group, Inc. and John Kane.

10.4: Amendment to Employment Agreement, dated as of August 22, 1999, between ICG Communications, Inc. and John Kane.

10.5: Amendment to Employment Agreement, dated as of August 22, 1999, between ICG Communications, Inc. and Don Teague.

10.6: Amendment to Employment Agreement, dated as of August 22, 1999, between ICG Communications, Inc. and Harry R. Herbst.

10.7: Amendment to Employment Agreement, dated as of September 14, 1999, between ICG Communications, Inc. and J. Shelby Bryan.

10.8: Amendment No. 1 to the Credit Agreement, dated as of September 30, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, certain Initial Lender Parties thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, and Bank of America, N.A. and Barclays Bank Plc, as Co-Documentation Agents.

27.1: Financial Data Schedule of ICG Communications, Inc. for the Nine Months Ended September 30, 1999.

                                  EXHIBIT 10.1

       Amendment to the Stock Option Agreement between J. Shelby Bryan and IntelCom Group Inc. dated May 30, 1995, dated as of March 10, 1999, between ICG Communications, Inc. and J. Shelby Bryan.

                                  EXHIBIT 10.2

       Amendment to the Stock Option Agreement between J. Shelby Bryan and IntelCom Group Inc. dated November 13, 1995, dated as of March 10,
           1999, between ICG Communications, Inc. and J. Shelby Bryan.

                                  EXHIBIT 10.3

        Promissory Note, dated as of August 6, 1999, between ICG Telecom
                           Group, Inc. and John Kane.

                                  EXHIBIT 10.4

         Amendment to Employment Agreement, dated as of August 22, 1999, between ICG Communications, Inc. and John Kane.

                                  EXHIBIT 10.5

         Amendment to Employment Agreement, dated as of August 22, 1999, between ICG Communications, Inc. and Don Teague.

                                  EXHIBIT 10.6

         Amendment to Employment Agreement, dated as of August 22, 1999, between ICG Communications, Inc. and Harry R. Herbst.

                                  EXHIBIT 10.7

       Amendment to Employment Agreement, dated as of September 14, 1999, between ICG Communications, Inc. and J. Shelby Bryan.

                                  EXHIBIT 10.8

       Amendment No. 1 to the Credit Agreement, dated as of September 30, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers,
     ICG Services, Inc., as Parent, certain Initial Lender Parties thereto,
        Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead
           Arranger, Royal Bank of Canada, as Collateral Agent and as
       Administrative Agent for such Lender Parties, and Bank of America,
             N.A. and Barclays Bank Plc, as Co-Documentation Agents.

                                  EXHIBIT 27.1

        Financial Data Schedule of ICG Communications, Inc. for the Nine
                        Months Ended September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1999.



                                         ICG COMMUNICATIONS, INC.





Date:  November 12, 1999            By:  /s/ Harry R. Herbst
                                         ---------------------------------------
                                         Harry R. Herbst, Executive Vice
                                         President and Chief Financial Officer
                                         (Principal Financial Officer)






Date:  November 12, 1999            By:  /s/ John V. Colgan
                                         ---------------------------------------
                                         John V. Colgan, Senior Vice President
                                         of Finance and Controller (Principal
                                         Accounting Officer)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1999.



                                         ICG HOLDINGS (CANADA) CO.





Date:  November 12, 1999            By:  /s/ Harry R. Herbst
                                         ---------------------------------------
                                         Harry R. Herbst, Executive Vice
                                         President and Chief Financial Officer
                                         (Principal Financial Officer)






Date:  November 12, 1999            By:  /s/ John V. Colgan
                                         ---------------------------------------
                                         John V. Colgan, Senior Vice President
                                         of Finance and Controller (Principal
                                         Accounting Officer)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1999.



                                         ICG HOLDINGS, INC.





Date:  November 12, 1999            By:  /s/ Harry R. Herbst
                                         ---------------------------------------
                                         Harry R. Herbst, Executive Vice
                                         President and Chief Financial Officer
                                         (Principal Financial Officer)






Date:  November 12, 1999            By:  /s/ John V. Colgan
                                         ---------------------------------------
                                         John V. Colgan, Senior Vice President
                                         of Finance and Controller (Principal
                                         Accounting Officer)