Form 10-Q/A
period 2000-06-30
ICG HOLDINGS INC
filed 2000-08-15
CIK 1001131

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2000

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


--------------------------------------------------------------------------------
Delaware                                   84-1342022
Nova Scotia                                Not Applicable
Colorado                                   84-1158866
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)
--------------------------------------------------------------------------------
161 Inverness Drive West                   Not applicable
Englewood, Colorado 80112
161 Inverness Drive West                   c/o ICG Communications, Inc.
Englewood, Colorado 80112                  161 Inverness Drive West
                                           Englewood, Colorado 80112

161 Inverness Drive West                   Not applicable
Englewood, Colorado 80112
(Address of principal executive offices)   (Address of U.S. agent for service)
--------------------------------------------------------------------------------
Registrants' telephone numbers, including area codes: (888) 424-1144 or (303) 414-5000

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No

      The number of registrants' outstanding common shares as of August 11, 2000 were 51,933,460, 31,931,588 and 1,918, respectively. ICG Canadian
Acquisition, Inc., a wholly owned subsidiary of ICG Communications, Inc., owns all of the issued and outstanding common shares of ICG Holdings (Canada) Co. ICG Holdings (Canada) Co. owns all of the issued and outstanding shares of ICG Holdings, Inc.

                                TABLE OF CONTENTS

PART I ...................................................................    3
      ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ................    3
              Consolidated Balance Sheets as of December 31, 1999 and June
                30, 2000 (unaudited)......................................    3
              Consolidated Statements of Operations  for the Three Months
                and Six Months Ended June 30, 1999 and 2000 (unaudited)...    5
              Consolidated Statement of Stockholders' Deficit for the Six
               Months Ended June 30, 2000(unaudited)......................    7
              Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 1999 and 2000 (unaudited).........................    8
              Notes to Consolidated Financial Statements,(unaudited)......   10
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS ...................................  21
      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..  38

PART II ...................................................................  40
      ITEM 1.   LEGAL PROCEEDINGS .........................................  40
      ITEM 2.   CHANGES IN SECURITIES .....................................  40
      ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ...........................  41
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS .....  41
      ITEM 5.   OTHER INFORMATION .........................................  42
      ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K ...........................  42
                Exhibits ..................................................  42
                Report on Form 8-K ........................................  42

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets
               December 31, 1999 and June 30, 2000 (unaudited)


                                                      December 31,       June 30,
                                                          1999             2000
                                                     ---------------   --------------
                                                             (in thousands)
Assets

Current assets:
   Cash and cash equivalents                             $  103,288          496,688
   Short-term investments available for sale                 22,219           31,283
   Receivables:
     Trade, net of allowance of $78.7 million
      and $31.6 million at December 31, 1999
      and June 30, 2000, respectively (note 6)              167,273          192,611
     Other                                                    1,458           12,119
                                                     ---------------   --------------
      Total net receivables                                 168,731          204,730


   Prepaid expenses, deposits and inventory                  11,388           14,968
                                                     ---------------   --------------
      Total current assets                                  305,626          747,669
                                                     ---------------   --------------
Property and equipment                                    1,805,378        2,363,160
  Less accumulated depreciation                            (279,698)        (399,184)
                                                     ---------------   --------------
   Net Property and equipment                             1,525,680        1,963,976
                                                     ---------------   --------------
Restricted  cash                                             12,537            9,811
Investments                                                  28,939            2,402
Other assets, net of accumulated amortization:
  Goodwill                                                   95,187           80,190
  Deferred financing costs                                   35,884           33,563
  Other, net                                                 16,768           20,498
                                                     ---------------   --------------
                                                            147,839          134,251
                                                     ---------------   --------------
      Total Assets                                       $2,020,621        2,858,109
                                                     ===============   ==============

                                                                   (Continued)

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                         December 31,  June 30,
                                                           1999          2000
                                                        ------------   ---------
                                                            (in thousands)

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                          112,291      36,547
  Payable pursuant to IRU agreement)                        135,322      84,516
  Accrued liabilities                                        85,709     107,831
  Deferred revenue (note 6)                                  25,175     154,249
  Deferred gain on sale  (note 3)                             5,475           -
  Current portion of capital lease obligations                8,090      49,676
  Current portion of long-term debt (note 4)                    796         796
  Current liabilities of discontinued operations                529         329
                                                        ------------   ---------
   Total current liabilities                                373,387     433,944
                                                        ------------   ---------

Capital Lease obligations, less current portion              63,348     127,088
Long-term debt, net of discount, less current
  portion (note 4)                                        1,905,901   2,106,658
Other long-term liabilities                                   2,526       3,389
                                                        ------------   ---------
   Total liabilities                                      2,345,162   2,671,079

Redeemable  preferred  stock of subsidiary
  ($397.9  million and $426.6  million
  liquidation value at December 31, 1999
  and June 30, 2000, respectively) (note 5)                 390,895     420,011


Company-obligated  mandatorily  redeemable
  preferred  securities  of subsidiary
  limited  liability  company which holds
  solely Company Preferred stock ($133.4
  million liquidation value at December 31, 1999
  and June 30, 2000, respectively)                          128,428     128,621

8% Series A Convertible Preferred Stock ($764.5
  million liquidation value at June 30, 2000)
  (note 5)                                                        -     641,566

Stockholders' deficit:
  Common stock, $0.01 par value,  100,000,000 and
  200,000,000 shares authorized at  December  31, 1999
  and  June 30, 2000, respectively; 47,761,337 and
  48,909,665 shares issued and outstanding at
  December 31, 1999 and June 30, 2000, respectively             478         489
  Additional paid-in capital                                599,282     858,169
  Accumulated deficit                                    (1,443,624) (1,861,826)
                                                        ------------ -----------
   Total stockholders' deficit                             (843,864) (1,003,168)
                                                        ------------ -----------
Commitments and contingencies (note 6)

   Total liabilities and stockholders' deficit           $2,020,621   2,858,109
                                                        ============  ==========


         See accompanying notes to consolidated financial statements.

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Consolidated Statements of Operations
     Three Months and Six Months Ended June 30, 1999 and 2000 (unaudited)


                                                Three months ended   Six months ended
                                                     June 30,            June 30,
                                               ----------------------------------------
                                                  1999      2000      1999       2000
                                               ---------  --------  --------  ---------
                                                (in thousands, except per share data)

Revenue                                         117,654   175,753   221,985    332,977
Operating costs and expenses:
  Operating costs                                59,458   102,589   113,107    185,491
  Selling, general and administrative
    expenses                                     42,975    49,676    85,783    104,765
  Depreciation and amortization                  44,683    72,892    81,058    137,491
  Provision for impairment of long-lived
    assets                                       29,300         -    29,300          -
  Net loss on disposal of long-lived assets           -       545         -        545
  Other, net                                        398       828     (535)      1,259
                                               ---------  --------  --------  ---------
   Total operating costs and expenses           176,814   226,530   308,713    429,551
                                               ---------  --------  --------  ---------

Operating loss                                  (59,160)   (50,777)  (86,728)  (96,574)

Other income (expense):
  Interest expense                              (51,308)   (66,759)  (98,746)  (129,393)
  Interest income                                 3,793     11,263     7,897     14,539
  Other income (expense), net                    (1,843)      (155)   (2,343)         3
                                               ---------  --------  --------  ---------
                                                (49,358)   (55,651)  (93,192)  (114,851)
                                               ---------  --------  --------  ---------
Loss from continuing operations before
   preferred dividends and extraordinary
   gain                                        (108,518)  (106,428) (179,920)  (211,425)
Accretion and preferred dividends on
   preferre securities of subsidiaries          (15,241)   (17,135)  (30,045)   (33,772)
                                               ---------  --------  --------  ---------

Loss from continuing operations before
   extraordinary gain                          (123,759)  (123,563) (209,965) (245,197)

Discontinued operations (note 3):
  Net income (loss) from discontinued
    operations                                     (692)       736     (803)        736
  Loss on disposal of discontinued
    operations, including provision
    of $0.3 million for operating losses
    during phase out period                      (7,959)         -   (7,959)          -
                                               ---------  --------  --------  ---------
                                                 (8,651)       736   (8,762)        736
                                               ---------  --------  --------  ---------
Extraordinary gain on sales of operations of
   NETCOM, net of income taxes of $6.4
   million (note 3)                                   -         -   193,029          -
                                               ---------  --------  --------  ---------
   Net loss                                    (132,410)  (122,827) (25,698)  (244,461)

Accretion and dividends of 8% Series A
  Convertible Preferred Stock to liquidation
  value (note 5)                                      -    (14,462)       -    (14,462)
Charge for beneficial conversion feature of
  8% Series A Convertible Preferred Stock
  (note 5)                                            -   (159,279)       -   (159,279)
                                               ---------  --------  --------  ---------

   Net loss attributable to common
     stockholders                              (132,410)  (296,568) (25,698)  (418,202)
                                               =========  ========  ========  =========
                                                                            (Continued)
                                       5


                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES


                                              Three months ended  Six months ended
                                                   June 30,           June 30,
                                              --------------------------------------
                                               1999      2000      1999      2000
                                              --------  --------  --------  --------
                                                  (in thousands, except per share data)
Net loss per share - basic and diluted:
Net loss attributable to common
  stockholders, before net income
  (loss) from discontinued operations
  and extraordinary gain                      $ (2.63)   (6.11)    (4.49)    (8.65)
Net income (loss) from discontinued
  operations                                    (0.19)      0.02    (0.19)      0.02
Extraordinary gain on sales of
  operations of NETCOM                              -         -      4.13          -
                                              --------  --------  --------  --------
   Net loss per share - basic and diluted      $(2.82)    (6.09)    (0.55)    (8.63)
                                              ========  ========  ========  ========

Weighted average number of shares
  outstanding - basic and diluted              46,988    48,723    46,763    48,455
                                              ========  ========  ========  ========

         See accompanying notes to consolidated financial statements.

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

               Consolidated Statement of Stockholders' Deficit
                  Six Months Ended June 30, 2000 (unaudited)


                                       Common Stock  Additional              Total
                                     ---------------- paid-in  Accumulated stockholders'
                                     Shares  Amount   capital   deficit     Deficit
                                     ---------------- -------- ----------- -----------

Balances at January 1, 2000           47,761     478  599,282  (1,443,624)  (843,864)
Shares issued for cash in
  connection with the
  Exercise of options and warrants       908       9   13,924           -     13,933
Shares issued for cash in
  connection with the Employee stock
  purchase plan                          106       1    1,852           -      1,853
Shares issued as contribution to
  401 (k) plan                           134       1    3,236           -      3,237
Warrants issued in connection with
  8% Series A Convertible Preferred
  Stock                                    -       -   80,596           -     80,596
Value ascribed to beneficial
  conversion feature of 8%
  Series A Convertible
  Preferred Stock                          -       -  159,279    (159,279)         -
Accretion and dividends of 8%
   Series A Convertible Preferred Stock    -       -        -     (14,462)   (14,462)
Net loss
                                           -       -        -    (244,461)  (244,461)
                                     ---------------- -------- ----------- -----------
Balances at June 30, 2000             48,909     489  858,169  (1,861,826)(1,003,168)
                                     ================ ======== =========== ===========


         See accompanying notes to consolidated financial statements.

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

             Six Months Ended June 30, 1999 and 2000 (unaudited)


                                                                 Six months ended
                                                                        June 30,

                                                                --------------------
                                                                   1999       2000
                                                                ---------  ---------
                                                                  (in thousands)
Cash flows from operating activities:
  Net loss                                                    $(25,698)     (244,461)
  Net (income) loss from discontinued operations                 8,762          (736)
  Extraordinary gain on sales of discontinued operations      (193,029)            -
  Adjustments to reconcile net loss to net cash used by
    operating activities:
   Recognition of deferred gain                                (10,498)       (6,239)
   Accretion and preferred dividends on preferred securities
    of subsidiaries                                             30,045        33,773
   Depreciation and amortization                                81,058       137,491
   Provision for impairment of long-lived assets                29,300             -
   Deferred compensation                                           431           862
   Net loss (gain) on disposal of long-lived assets               (966)          545
   Gain on sale of securities                                     (439)         (634)
   Provision for uncollectible accounts                          8,103         2,813
   Interest expense deferred and included in long-term debt,
    net of amounts capitalized on assets under construction     87,765       102,531
   Interest expense deferred and included in capital lease
    obligations                                                  2,672         2,554
   Amortization of deferred financing costs included in
    interest expense                                             2,283         2,627
   Contribution to 401(k) plan through issuance of common
    stock                                                        2,077         3,237
   Other noncash expenses                                            -           301
   Change in operating assets and liabilities, excluding the
    effects of dispositions and noncash transactions:
      Receivables                                              (60,100)      (38,813)
      Prepaid expenses, deposits and inventory                   3,243          (775)
      Accounts payable and accrued liabilities                  (9,690)      (23,152)
      Deferred revenue                                          34,090        31,155
                                                              ---------     ---------
        Net cash provided (used) by operating activities       (10,591)      103,079
                                                              ---------     ---------
Cash flows from investing activities:

  Acquisition  of  property,  equipment  and  other
    assets                                                    (229,747)     (347,315)
  Payments  for  construction  of  corporate  headquarters           -        (5,492)
  Change in accounts payable for purchase of long-term
    assets                                                     (11,405)      (43,484)
  Proceeds from sales of operations of NETCOM, net of
    cash included in sale                                      252,881             -
  Proceeds from disposition of property, equipment and
    other assets                                                 4,302             -
  Proceeds from sales of short-term investments available
    for sale                                                    21,354         8,621
  Proceeds from sale of marketable securities, net of
    realized gain                                               30,439        10,634
  Decrease in restricted cash                                    3,540         2,728
  Purchase of investments                                      (27,686)       (1,150)
  Purchase of minority interest in subsidiary                   (4,189)            -
                                                              -----------   -----------
    Net cash provided (used) by investing activities            39,489      (375,458)
                                                              -----------   -----------
                                                                           (Continued)


                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                            Six months ended June 30,
                                                             -----------------------
                                                                 1999        2000
                                                             -----------  ----------
                                                                 (in thousands)
Cash flows from financing activities:
  Proceeds from issuance of common stock:
   Exercise of options and warrants                           $ 7,095       13,939
   Employee stock purchase plan                                 2,134        1,847
  Proceeds of  8% Series A Convertible Preferred Stock,
    net of issuance costs                                           -      720,330
  Proceeds from issuance of long-term  debt                         -       95,000
  Principal payments on capital lease obligations              (9,589)     (10,973)
  Payments on IRU agreement                                         -     (149,729)
  Principal payments on long-term debt                            (23)        (404)
  Payments of preferred dividends                              (4,463)      (4,463)
  Deferred debt issuance costs                                      -         (304)
                                                             -----------   ----------
   Net cash provided (used) by financing activities            (4,846)     665,243
                                                             -----------  -----------

   Net increase in cash and cash equivalents                   24,052      392,864
   Net cash provided by discontinued operations                   354          536
Cash and cash equivalents, beginning of period                210,307      103,288
                                                             -----------  -----------
Cash and cash equivalents end of period                      $234,713      496,688
                                                             ===========  ===========

Supplemental disclosure of cash flows information of continuing operations:

  Cash paid for interest                                     $  6,026        9,626
                                                             ===========  ===========
  Cash paid for income taxes                                 $    931          220
                                                             ===========  ===========

Supplemental schedule of noncash investing activities of
  continuing operations:
  Acquisition of corporate headquarters assets through
    the issuance of long-term debt and conversion of
    security deposit                                         $ 33,077            -
                                                             ===========  ===========

  Assets acquired pursuant to IRU agreement                  $      -       98,147
  Assets acquired under capital leases                          6,190      111,414
                                                             -----------  -----------
   Total                                                     $  6,190      209,561
                                                             ===========  ===========

         See accompanying notes to consolidated financial statements.

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                 December 31, 1999 and June 30, 2000 (unaudited)

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

     The Company is a facilities -based communications provider and local exchange carrier. The Company primarily offers voice and data communications services, including local, long distance and enhanced telephony, to small - to medium-sized business customers and offers network facilities and data management to ISP customers. The Company also provides interexchange services such as special access and switched access services to long distance carriers and other customers. The Company began marketing competitive local dial-tone services to business customers in early 1997, subsequent to the passage of the Telecommunications Act of 1996, which permitted competitive interstate and intrastate telephone services. The Company began offering network services to ISPs and other telecommunications providers in February 1999.

     During 1999, the Company sold the retail customer ISP business of NETCOM, but retained the national Tier 1 data network assets. Additionally, during 1999, the Company sold ICG Fiber Optic Technologies, Inc. and Fiber Optic Technologies of the Northwest, Inc., (collectively "Network Services") and ICG Satellite Services, Inc. and Maritime Telecommunications Network, Inc. (collectively "Satellite Services"). Network Services provided information technology services and selected networking products. Satellite Services provided satellite voice, data and video services to major cruise ship lines, the U.S. Navy, the offshore oil and gas industry and integrated communications providers. (See note 3, " Sale of Assets and Discontinued Operations".)


(2)  Significant Accounting Policies

     (a)  Basis of Presentation

          The Company's financial statements should be read in conjunction with ICG's Annual Report on Form 10-K for the year ended December 31, 1999, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

          All significant intercompany accounts and transactions have been eliminated in consolidation.

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)  Significant   Accounting   Policies   (continued)

     (b)  Recent Accounting Pronouncements

          In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - and interpretation of APB Opinion No. 25" ("FIN 44"). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effects of applying this Interpretation are to be recognized on a prospective basis. The Company has not yet assessed the impact, if any, that FIN 44 might have on its financial position or results of operations. The Company does not believe that the adoption of FIN 44 will have a material effect on the Company's financial position or results of operation.

          In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for the company until the quarter ending December 31, 2000. The
          Company has not completed its assessment of the impact of SAB 101, however, based on our initial analysis, if implemented, implementation would result in an increase in accumulated deficit at January, 1, 2000 of approximately $14 million and a reduction in revenue recognized in the three and six months ended June 30, 2000 of approximately $2.0 million and $3.3 million, respectively.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133", SFAS 133 is effective for all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 effective at the beginning of its fiscal year end 2001. The Company does not believe that the adoption of SFAS 133 will have a material effect on the Company's financial position or results of operations.

     (c)  Reclassifications

          Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

(3)  Sale of Assets and Discontinued Operations

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

     NETCOM

     On November 3, 1998 the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM. Once this formal plan was adopted, all historical revenue, operating costs, depreciation, interest, and other costs of NETCOM's operations were classified as discontinued in the Company's consolidated statements of operations.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)  Sale of Assets and Discontinued Operations (continued)

     On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., predecessor to EarthLink, Inc. ("MindSpring") for total proceeds of $245.0 million. Assets and liabilities sold to MindSpring included those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. The carrying value of the assets retained by the Company was approximately $21.7 million, including approximately $17.5 million of network equipment, on February 17, 1999. The Company also retained approximately $11.3 million of accrued liabilities and capital lease obligations. Additionally, on March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations (including NETCOM Canada and NETCOM U.K.) for total proceeds of approximately $41.1 million.

     In conjunction with the sale to MindSpring, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company (the "MindSpring Capacity Agreement"). Under the agreement, MindSpring utilized the Company's network capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. In addition, the Company received for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM. As the Company expected to generate operating losses under the MindSpring Capacity Agreement, and the terms of the sale agreement were dependent upon and negotiated in conjunction with the terms of the sale of the operating assets of NETCOM, the Company deferred approximately $35.5 million of the proceeds from the sale agreement to be applied on a periodic basis to losses incurred under the MindSpring Capacity Agreement. Accordingly, the Company did not recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the twelve-month term of the agreement which expired February 17, 2000. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring was recognized in the Company's consolidated statement of operations as incurred.

     As discussed above, the terms of the MindSpring Capacity Agreement were negotiated in conjunction with and were dependent upon the terms of the sale of the operating assets of NETCOM to MindSpring. As such, these transactions are collectively referred to as "Sale of Operating Assets of NETCOM".

     Network Services

     On July 15, 1999, the Company's board of directors adopted a formal plan to dispose of the Company's investments in its wholly-owned subsidiaries, ICG Fiber Optic Technologies, Inc. and Fiber Optic Technologies of the
     Northwest, Inc. (collectively, "Network Services"). Accordingly, the Company's consolidated financial statements reflect the operations of Network Services as discontinued for all periods presented. On October 22, 1999, the Company completed the sale of all of the capital stock of Network Services for total proceeds of $23.9 million in cash.

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

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)  Sale of Assets and Discontinued Operations (continued)

     Zycom

     The Company owns a 70% interest in Zycom Corporation ("Zycom") which, through its wholly owned subsidiary, Zycom Network Services, Inc. ("ZNSI"), operated an 800/888/900 number services bureau and a switch platform in the United States and supplied information providers and commercial accounts with audiotext and customer support services. In June 1998, Zycom was notified by its largest customer of the customer's intent to transfer its call traffic to another service bureau. Accordingly, effective October 1, 1998, Zycom assigned the majority of its revenue and the related volume purchase agreements to ICN Limited. Zycom's board of directors approved a plan to wind down and ultimately discontinue Zycom's operations on August 25, 1998. On October 22, 1998, Zycom completed the transfer of all customer traffic to other providers. On January 4, 1999, the Company completed the sale of the remainder of Zycom's long-lived operating assets to an unrelated third party for total proceeds of $0.2 million. As Zycom's assets were recorded at estimated fair market value at December 31, 1998, no gain or loss was recorded on the sale during the year ended December 31, 1999.

     The Company's consolidated financial statements reflect the operations of Zycom as discontinued for all periods presented. The Company has accrued for all expected future net losses of Zycom.

(4)  Long-term Debt

     Long-term debt is summarized as follows:


                                                       December 31,      June 30,
                                                           1999            2000
                                                       --------------  -------------
                                                              (in thousands)
        Senior Facility due on scheduled maturity
          dates, secured by  substantially all
          of the assets of ICG Equipment and
          NetAhead with weighted average interest
          rates ranging from 9.56% to 9.87% for
          the six months ended June 30, 2000             $  79,625       174,250
        9 7/8% Senior discount notes of ICG Services,
          net of discount                                  293,925       308,439
        10% Senior discount notesof ICG Services,
          net of discount                                  361,290       379,354
        11 5/8% Senior discount notes of Holdings,
          net of discount                                  137,185       145,159
        12 1/2% Senior discount notes of Holdings,
          net of discount                                  468,344       497,616
        13 1/2% Senior discount notes of Holdings,
          net of discount                                  532,252       568,589
        Mortgage loan payable with interest at 8
          1/2%, due monthly into 2009, secured by
          building                                             999           970
        Mortgage loan payable with variable rate of
          interest (15.21% at June 30, 2000) due
          monthly into 2013, secured by corporate
          headquarters                                      33,077        33,077
                                                       --------------  -------------
                                                         1,906,697     2,107,454
          Less current portion                                (796)         (796)
                                                       --------------  -------------
                                                       $ 1,905,901     2,106,658
                                                       ==============  =============

                                       13

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(5) Redeemable Preferred Stock of Subsidiary and Mandatorily Redeemable 8% Series A Convertible Preferred Stock

      Redeemable preferred stock of subsidiary is summarized as follows:




                                                    December 31,       June 30,
                                                        1999             2000
                                                   ----------------  -----------
                                                             (in thousands)

        14% Exchangeable preferred stock of
          Holdings, mandatorily redeemable in 2008  $  144,144          154,804

        14 1/4% Exchangeable preferred stock of
          Holdings, mandatorily redeemable in 2007     246,751          265,207
                                                   ----------------  -----------
                                                    $  390,895          420,011
                                                   ================  ===========

      Mandatorily Redeemable 8% Series A Convertible Preferred Stock

      On April 10, 2000, the Company sold 75,000 shares of mandatorily redeemable 8% Series A-1, A-2 and A-3 Convertible Preferred Stock of ICG (the "8% Series A Convertible Preferred Stock") and 10,000,000 warrants to purchase ICG Common Stock to affiliates of Liberty Media Corporation ("Liberty Media"), Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") and Gleacher Capital Partners ("Gleacher Capital") (collectively, "the Investors"). The sale of the 8% Series A Convertible Preferred Stock resulted in net proceeds to the Company of $707.7 million. Each share of 8% Series A Convertible Preferred Stock has an initial liquidation preference of $10,000 per share and bears a cumulative dividend rate of 8% per annum, compounded daily. Dividends accrete to the liquidation preference on a daily basis for five years and are thereafter payable in cash or additional liquidation preference.

      In the event of a change in control of the Company, as defined in the agreement, occurring prior to five years from the date of issuance of the 8% Series A Convertible Preferred Stock, the Company is, in most instances, required to make a special dividend payment to the 8% Series A Convertible Preferred Stockholders equal to the difference between the fully accreted liquidation preference of the 8% Series A Convertible Preferred Stock five years from the date of issuance and the existing liquidation preference on the date of the change in control. In addition, the Company has the right, but not the obligation, to offer to repurchase the 8% Series A Convertible Preferred Stock at 101% of the liquidation preference on the date of the change in control (after giving effect to the special dividend, if applicable).

      The 8% Series A Convertible Preferred Stock is immediately convertible into shares of ICG Common Stock at a conversion rate of $28.00 per share, subject to adjustment, and will have voting rights with the common stockholders on an as-converted basis. The holders of the Series A-1 and A-2 8% Series A Convertible Preferred Stock collectively will be entitled to elect up to three directors to the Company's Board of Directors. Additionally, certain material transactions outside the ordinary course of business will require an affirmative vote of at least one of the three directors elected by the holders of the Series A-1 and A-2 8% Series A Convertible Preferred Stock. The Company may redeem the 8% Series A Convertible Preferred Stock at any time after five years from the date of issuance through their mandatory redemption on June 15, 2015. The warrants to purchase ICG Common Stock are immediately convertible into shares of ICG Common Stock at a conversion rate of $34.00 per share and expire in five years from the date of issuance. The affiliates of Liberty Media, Hicks Muse and Gleacher Capital purchased $500.0 million, $230.0 million and $20.0 million, respectively, in 8% Series A Convertible Preferred Stock and received a ratable portion of the total 10,000,000 warrants. The value allocated to the warrants was $80.6 million at the time of the transaction.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(5) Redeemable Preferred Stock of Subsidiary and 8% Series A Convertible Preferred Stock (continued)

      In accordance with Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company allocated $159.3 million of the proceeds from the issuance of the 8% Series A Convertible Preferred Stock to the intrinsic value of the embedded beneficial conversion feature of the convertible preferred securities to additional paid-in capital. As the 8% Series A Convertible Preferred Stock is immediately convertible into shares of ICG common stock, the beneficial conversion feature was recognized as a return to the preferred shareholders and included as an element of net loss attributable to common shareholders during the three months ended June 30, 2000 in the accompanying consolidated statement of operations.

(6)   Commitments and Contingencies

     (a)  Network Capacity and Construction

          In January 2000, Qwest Communications Corporation ("Qwest") and the Company signed an agreement, whereby the Company will provide, for $126.5 million over the initial six-year term of the agreement, an indefeasible right of use ("IRU") for designated portions of the Company's local fiber optic network. The Company will recognize revenue ratably over the term of the agreement, as the network capacity is available for use. The agreement was amended in March 2000 to include additional capacity for proceeds of $53.8 million to be received in installments through September 18, 2000. Qwest may, at its option, extend the initial term of the agreement for an additional four-year period and an additional 10-year period for incremental payment at the time of the option exercises. In the event that the Company fails to deliver any of the network capacity by March 31, 2001, Qwest is entitled to cancel any undelivered network capacity segments and receive immediate refund of any amounts already paid to the Company for such segments.

          In June 1999, the Company signed a minimum ten-year agreement to lease certain portions of its fiber optic network to Qwest for $32.0 million, which was received, in full by the Company in June 1999. The Company has accounted for the agreement as a sales-type lease and is recognizing revenue and operating costs in its consolidated financial statements on a percentage of completion basis as the network build-out is completed and is available for use. On March 23, 2000, the final network facilities to be included under the agreement were identified and made available for use allowing the Company to recognize all remaining revenue under the agreement except amounts deferred related to maintenance services. For the six months ended June 30, 2000, the Company included $11.5 million in revenue and $1.1 million in operating costs, respectively, in its consolidated financial statements related to the agreement, including revenue attributed to maintenance services, which is recognized ratably over the term of the agreement. Approximately $2.3 million of the total proceeds received related to maintenance services remain in deferred revenue in the Company's consolidated balance sheet at June 30, 2000.

      (b) Telecommunications and Line Purchase Commitments

          Effective September 1998, the Company entered into two service agreements with three-year terms with WorldCom Network Services, Inc. ("WorldCom"). Under the Telecom Services Agreement, WorldCom provides, at designated rates, switched telecommunications services and other related services to the Company, including termination services, toll-free origination, switched access, dedicated access and travel card services. Under the Carrier Digital Services Agreement, WorldCom provides the Company, at designated rates, with the installation and operation of dedicated digital telecommunications interexchange services, local access and other related services, which the Company believes expedites service availability to its customers. Both agreements require that the Company provide WorldCom with

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)  Commitments and Contingencies (continued)

          certain  minimum  monthly  revenue,  which if not met,  would  require payment by the Company for the difference between the minimum commitment and the actual monthly revenue. Additionally, both agreements limit the Company's ability to utilize vendors other than WorldCom for certain telecommunications services specified in the agreements. The Company met all minimum revenue commitments to WorldCom under these agreements through June 30, 2000.

      (c) Other Commitments

          The Company formalized two vendor financing agreements with Cisco Systems, Inc. for financing of certain future capital expenditures during the six months ended June 30, 2000. The two agreements will together provide $180.0 million in financing with a three year repayment term. As of June 30, 2000, $99.1 million was drawn under the facilities.

          The Company has entered into various equipment and line purchase agreements with certain of its vendors. Under these agreements, if the Company does not meet a minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. In addition, the agreements may be terminated by either the Company or the vendor upon prior written notice.

          Additionally,  the Company has entered  into  certain  commitments  to
          purchase   capital   assets  with  an  aggregate   purchase  price  of
          approximately $272.3 million at June 30, 2000.

      (d) Transport and Termination Charges

          ICG records revenue earned under interconnection agreements with incumbent local exchange carriers ("ILECs") as an element of its local services revenue. Some of the ILECs have not paid all of the bills they have received from ICG and have disputed these charges based on the belief that dial-up calls to ISPs are not local traffic as defined by the various agreements and not subject to payment of transport and termination charges under state and federal law and public policies. In addition, some ILECs, while paying a portion of reciprocal compensation due to ICG, have disputed other portions of the charges related to reciprocal compensation.

          ICG has, as of June 30, 2000, a net receivable for terminating local traffic in the approximate amount of $54 million, $29 million of which is due from one ILEC and will be paid, pursuant to the terms of an agreement between the parties, when regulatory approval of the amendments to the parties' interconnection agreements is obtained. ICG has received cash of approximately $26 million and $84 million, during the three months and six months ended June 30, 2000, respectively, from certain ILECs for terminating local traffic. The allowance for doubtful accounts has decreased from December 31, 1999 to June 30, 2000. This decrease is primarily due to the settlement of disputes regarding amounts owed to ICG between ICG and two separate ILECs,

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)  Commitments and Contingencies (continued)

          The  following  table   represents  the  amount  of  revenue  ICG  has
          recognized for terminating local traffic during the respective periods ($ in millions):

                Three months ended June 30,   Six months ended June 30,
                   1999          2000            1999         2000
              -------------  ------------    -----------  ------------
                  $40.1          $38.4          $70.9         $74.0

          Revenue for the three months and six months ended June 30, 1999 includes approximately $12 million and $22 million, respectively, for the tandem switching and common transport rate elements. ICG ceased, effective July 1, 1999, recognition of these rate elements as revenue until cash receipts are either received or the uncertainty of receipt has been removed (such as the execution of a binding agreement). ICG has continued to bill and vigorously pursue collection of all amounts due under the agreements.

          Revenue for the three and six months ended June 30, 2000 includes approximately $9 million and $13 million, respectively, derived from the resolution of previously disputed issues not related to the respective periods and approximately $4 million of revenues in each of the periods from rates earned pursuant to the previous interconnection agreement, neither of which will recur subsequent periods.

     (e)  Litigation

          On April 4, 1997, certain shareholders of Zycom filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas (Case No. 97-17777) against the Company, Zycom and certain of their subsidiaries. In this action, the plaintiffs alleged that the Company and certain of its subsidiaries breached certain fiduciary duties owed to the plaintiffs. The Company denied all such allegations. In April 2000, the Company reached a tentative arrangement to settle all claims asserted in this litigation. The trial court is currently reviewing the proposed settlement agreement. The Company anticipates that the settlement will not be finalized until the fourth quarter of 2000, if at all.

          The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(7)  Summarized Financial  Information of ICG Holdings,  Inc.

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

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(7)  Summarized Financial Information of ICG Holdings, Inc. (continued)

     However, summarized combined financial information for Holdings and its subsidiaries is as follows:

               Summarized Consolidated Balance Sheet Information


                                         December 31,       June 30,
                                             1999             2000
                                         --------------   --------------
                                                 (in thousands)
                                         -------------------------------

 Current assets                          $   263,870          539,947
 Property and equipment, net                 675,613          825,209
 Other non-current assets, net               128,489          100,118
                                         --------------   --------------
       Total assets                      $ 1,067,972        1,465,274
                                         ==============   ==============

 Current liabilities                     $   148,042          317,662
 Long-term debt, less current portion      1,138,734        1,212,289
 Capital lease obligations, less
   current portion                            57,564           50,441
 Other long-term liabilities                   1,233            1,233
 Due to parent                               256,348          518,241
 Due to ICG Services                         128,893          239,104
 Redeemable preferred stock                  390,895          420,011
 Stockholder's deficit                    (1,053,737)      (1,293,707)
                                         --------------   --------------
       Total liabilities and
         stockholders' deficit            $1,067,972        1,465,274
                                         ==============   ==============


           Summarized Consolidated Statement of Operations Information




                                  Three months ended     Six months ended
                                       June 30,              June 30,
                                  -------------------- ---------------------
                                    1999       2000      1999       2000
                                  ---------  --------- ---------- ----------
                                               (in thousands)


      Total revenue               $ 119,026    167,428   224,759    320,305
      Total operating costs and
        expenses                    181,509    232,828   319,614    439,487
                                  ---------  --------- ---------- ----------
      Operating loss              $ (62,483)   (65,400)  (94,855)  (119,182)
                                   =========  ========= ========== ==========
      Loss from continuing        $
        operations                 (101,381)  (120,581) (168,751)  (240,325)
                                  =========  ========= ========== ==========
      Net loss                    $(122,712)  (120,226) (204,962)  (239,970)
                                  =========  ========= ========== ==========

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(8)   Condensed Financial Information of ICG Holdings (Canada) Co.

      Condensed financial information for Holdings-Canada only is as follows:

                       Condensed Balance Sheet Information

                                      December 31,       June 30,
                                          1999             2000
                                      --------------   -------------
                                             (in thousands)
                                      ------------------------------


      Current assets                  $        82               82
      Advances to subsidiaries            256,348          518,241
                                      --------------   -------------
        Total assets                  $   256,430           518,323
                                      ==============   =============

      Current liabilities             $        73               73
      Due to parent                       246,609          508,514
      Share of losses of subsidiaries   1,053,737        1,293,707
      Shareholders' deficit            (1,043,989)      (1,283,971)
                                      --------------   -------------
        Total liabilities and
          shareholders' deficit       $   256,430          518,323
                                      ==============   =============


                  Condensed Statement of Operations Information


                                      Three months ended    Six months ended
                                            June 30,             June 30,
                                      --------------------- --------------------
                                        1999       2000       1999       2000
                                      ---------- ---------- ---------  ---------
                                                   (in thousands)


      Total revenue                  $      -          -          -          -
      Total operating costs and
       expenses                           603         12      1,206         12
                                    ----------- ---------  ---------  ---------
      Operating loss                     (603)       (12)    (1,206)       (12)
      Losses of subsidiaries         (122,712)  (120,226)  (204,962)  (239,970)
                                    ----------- ---------  ---------  ---------
      Net loss attributable to
        common shareholders         $(123,315)  (120,238)  (206,168)  (239,982)
                                    =========== ========== =========  =========


(9) Condensed Financial Information of ICG Communications, Inc. (Parent company)

      The primary assets of ICG are its investments in ICG Services, ICG Tevis, ICG Funding and Holdings-Canada, including advances to those subsidiaries. Certain corporate expenses of the parent company are included in ICG's statement of operations and were approximately $0.4 million and $0.9 million for the three months and six months ended June 30, 1999, respectively, and $0.5 million and $1.0 million for the three months and six months ended June 30, 2000, respectively. ICG has no operations other than those of ICG Services, ICG Funding and Holdings-Canada and their subsidiaries.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(10)  Event subsequent to June 30, 2000

      On July 6, 2000, ICG Tevis, Inc., a subsidiary of the Company, purchased 1,000,000 shares of common stock of Teligent, Inc., a fixed wireless broadband communications provider ("Teligent"), from a subsidiary of Teligent in exchange for 2,996,076 shares of ICG Common Stock. The value the Company assigned to the stock acquired was approximately $21.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion includes certain forward-looking statements and information that is based on the beliefs of management as well as assumptions made by management based on information currently available to the Company. When used in this document, the words "anticipate", "believe", "estimate" and
"expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These forward-looking statements are intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. These forward-looking statements are affected by important factors, including, but not limited to, the ability of the Company to obtain adequate financing to fund expansion, the dependence on increased traffic on the Company's facilities, the successful implementation of the Company's strategy of offering an integrated telecommunications package of local, long distance, data and enhanced telephony and network services, the continued development of the Company's network infrastructure and actions of competitors and regulatory authorities that could cause actual results to differ materially from the forward-looking statements. The results of operations for the three and six months ended June 30, 1999 and 2000 represent the consolidated operating results of the Company. (See the unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2000 included elsewhere herein). The Company's consolidated financial statements reflect the operations of Network Services, Satellite Services, Zycom and NETCOM as discontinued for all periods presented. The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31. All dollar amounts are in U.S. dollars.

COMPANY OVERVIEW

      ICG Communications Inc. ("ICG" or the "Company") is a facilities-based communications provider. The Company primarily offers voice and data communication services directly to small- to medium-sized business customers and offers network facilities and data management to ISP customers. In addition, the Company also offers special access and switched access services to long-distance companies and other customers.

      ICG's business has been transformed over the past few years from a regional competitive access provider primarily providing access services to interexchange carriers and medium- to large-sized business customers to a competitive local exchange carrier with a nationwide backbone providing a full array of voice and data services to small- to medium-sized business customers as well as network facilities and data management to ISP customers. The Company's business transformation was initially driven by the deregulation of the local telephony markets in 1996 and subsequently by changing technology and growth of the Internet. ICG's focus, originally regional in scope, is now increasingly national in scope.

      Total revenue for the Company has grown from $222.0 million for the six months ended June 30, 1999 to $333.0 million for the six months ended June 30, 2000 primarily due to an increase in the number of local access lines in service between June 1999 and June 2000. As of June 30, 2000, the Company had approximately 1.1 million customer lines in service.

Network and Service Offerings

      At June 30, 2000, the Company's data network included:

o    24 ATM data switches;
o    18,000 miles of leased long-haul fiber optic lines;
o    43 voice switches;
o    4,767 miles of local fiber and connections to 9,152 buildings.

      The data network connects to major public peering connections located in Washington D.C., California, New Jersey, and Illinois and the local network covers approximately 30 metropolitan areas in California, Colorado, Ohio, Texas and the Southeast.

      The Company provides data access and transport services to ISPs that, in many cases, rely on the Company to provide network ownership and management. Current product offerings to the ISP market include dial-up products as well as broadband access services including T-1 and T-3 connections and DSL. Dial-up products include:

o Primary rate interfaces ("PRI"): PRI has been the traditional product that allows an ISP to connect to its customers using the Company's local access network;

o Remote access services ("RAS"): RAS uses our switches and modem banks to provide access to our own switch locations for connection to an ISP, eliminating the need for the ISP to physically deploy modems at each of its POPs; and

o Internet remote access services ("IRAS"): IRAS combines access, transport and routing services to all Internet Protocol ("IP") data packets either directly to the ISP or directly to the Internet, bypassing the ISP.

      The Company's voice and data communication services offered to business customers include local, long distance and enhanced telephony services through its Internet protocol, circuit switched and regional fiber optic networks. In regional markets, the Company is generally a less expensive alternative to the area's incumbent local telephone company for businesses.

      The Company also provides interexchange services to long-distance carriers and other customers such as connecting end-users to long-distance carriers' facilities, connecting a long-distance carrier's facilities to the local telephone company's central office and connecting facilities of the same or different long distance carriers.

Sale of Assets and Discontinued Operations

      The Company has disposed of certain assets which management believes did not complement its overall business strategy. The Company will from time to time evaluate all of its assets as to its core needs and, based on such analysis, may sell or otherwise dispose of assets which management does not believe complement its overall business strategy. Following is a discussion of the Company's sale of assets of NETCOM, Network Services, and Satellite Services.

NETCOM

      On November 3, 1998 the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM. Once this formal plan was adopted, all historical revenue, operating costs, depreciation, interest, and other costs of NETCOM's operations were classified as discontinued in the Company's consolidated statements of operations.

      On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., predecessor to EarthLink, Inc. ("MindSpring") for total proceeds of $245.0 million. Assets and liabilities sold to MindSpring included those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. The carrying value of the assets retained by the Company was approximately $21.7 million, including approximately $17.5 million of network equipment, on February 17, 1999. The Company also retained approximately $11.3 million of accrued liabilities and capital lease obligations. Additionally, on March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations (including NETCOM Canada and NETCOM U.K.) for total proceeds of approximately $41.1 million.

      In conjunction with the sale to MindSpring, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company (the "MindSpring Capacity Agreement"). Under the agreement, MindSpring utilized the Company's network capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. In addition, the Company received for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM. As the Company expected to generate operating losses under the MindSpring Capacity Agreement, and the terms of the sale agreement were dependent upon and negotiated in conjunction with the terms of the sale of the operating assets of NETCOM, the Company deferred approximately $35.5 million of the proceeds from the sale agreement to be applied on a periodic basis to losses incurred under the MindSpring Capacity Agreement. Accordingly, the Company did not recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the twelve month term of the agreement which expired February 17, 2000. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring was recognized in the Company's consolidated statement of operations as incurred.

     As discussed above, the terms of the MindSpring Capacity Agreement were negotiated in conjunction with and were dependent upon the terms of the sale of the operating assets of NETCOM to MindSpring. As such, these transactions are collectively referred to as "Sale of Operating Assets of NETCOM".

Network Services

     On July 15, 1999, the Company's board of directors adopted a formal plan to dispose of the Company's investments in its wholly-owned subsidiaries, ICG Fiber Optic Technologies, Inc. and Fiber Optic Technologies of the Northwest, Inc. (collectively, "Network Services"). Accordingly, the Company's consolidated financial statements reflect the operations of Network Services as discontinued for all periods presented. On October 22, 1999, the Company completed the sale of all of the capital stock of Network Services for total proceeds of $23.9 million in cash.

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

Zycom

     The Company owns a 70% interest in Zycom Corporation ("Zycom") which, through its wholly owned subsidiary, Zycom Network Services, Inc. ("ZNSI"), operated an 800/888/900 number services bureau and a switch platform in the United States and supplied information providers and commercial accounts with audiotext and customer support services. In June 1998, Zycom was notified by its largest customer of the customer's intent to transfer its call traffic to another service bureau. Accordingly, effective October 1, 1998, Zycom assigned the majority of its revenue and the related volume purchase agreements to ICN Limited. Zycom's board of directors approved a plan to wind down and ultimately discontinue Zycom's operations on August 25, 1998. On October 22, 1998, Zycom completed the transfer of all customer traffic to other providers. On January 4, 1999, the Company completed the sale of the remainder of Zycom's long-lived operating assets to an unrelated third party for total proceeds of $0.2 million. As Zycom's assets were recorded at estimated fair market value at December 31, 1998, no gain or loss was recorded on the sale during the year ended December 31, 1999.

     The Company's consolidated financial statements reflect the operations of Zycom as discontinued for all periods presented. The Company has accrued for all expected future net losses of Zycom.

Financial Impacts of Asset Sales and Discontinued Operations

     The following table illustrates the financial impacts of the sale of assets of NETCOM, Network Services and Satellite Services and the discontinuance of operations of Zycom for the three and six months ended June 30, 1999 and 2000:


                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       --------------------  -------------------
                                         1999       2000       1999       2000
                                       ---------  ---------  ---------   -------
                                                    (in thousands)

   Income (loss) from discontinued operations:

        Network Services (1)           $ (8,662)         -    (9,074)         -
        Satellite Services                   11          -       312          -
        Zycom (2)                             -        736         -        736

   Sale of Operating Assets of NETCOM:

        Extraordinary   gain  recorded
         on   the   sale   of   NETCOM
         operations (3)                       -          -   193,029          -
        Taxes   on  sale   of   NETCOM
         operations                           -          -    (6,400)         -

        Losses    from    discontinued
         operations   offset   against
         gain  (including  losses from
         November  3, 1998 - February
         17, 1999) (3)                        -          -   (16,600)         -
        Recognition of Deferred Gain      3,800          -    10,500      6,239
   Summary   Results   of   Operations
     (February 17, 2000 - June 30, 2000):
         Revenue                              -      8,300         -     12,600
         Operating Costs                      -    (13,800)        -    (23,200)
         SG&A                                 -       (700)        -     (1,700)


(1) Included in the loss from discontinued operations of Network Services for both the three and six months ended June 30, 1999 is an $8.0 million estimate of the loss on its disposal.

(2) Income from discontinued operations for both the three and six months ended June 30, 2000 relate to legal fees incurred prior to January 1, 2000 by Zycom which were reimbursed as part of the final settlement of the litigation outstanding (see note 6 "Commitments and Contingencies" in the unaudited consolidated financial statements of the Company for the six months ended June 30, 2000 included elsewhere herein).

(3) Offsetting the gain recorded on the Sale of Operating Assets of NETCOM during the six months ended June 30, 1999 is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Also, as the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations.

RESULTS OF OPERATIONS

      The following table provides a breakdown of revenue, operating costs and selling, general and administrative expenses for the Company for the periods indicated. The table also shows certain revenue, expenses, operating loss, EBITDA and EBITDA (before nonrecurring and noncash charges) as a percentage of the Company's total revenue.


                                Three months ended June 30,           Six months ended June 30,
                                ---------------------------------- ---------------------------------
                                      1999             2000             1999             2000
                                 ---------------------------------- ---------------------------------
                                    $          %       $         %        $       %        $       %
                                 ---------------------------------- ---------------------------------
                                                              (unaudited)
                                                             (in thousands)
Statement  of  Operations Data:
Revenue:
   Local service (1)               76,770     65     127,502     73    144,169   65    230,097    69
   Special access (2)              23,438     20      33,926     19     46,000   20     73,757    22
   Switched access (3)             12,353     10       9,953      6     21,592   10     20,467     6
   Long  distance & other(4)        5,093      5       4,372      2     10,224    5      8,656     3
                                 ---------- ------- -------- --------- -------  ------ -------- ------------
     Total Revenue                117,654    100     175,753    100    221,985  100    332,977   100
Operating costs                    59,458     51     102,589     58    113,107   51    185,491    56
Selling, general and
  administrative                   42,975     37      49,676     29     85,783   37    104,765    32
Depreciation and
  amortization                     44,683     38      72,892     42     81,058   36    137,491    41
Provision for  impairment
  of long-lived assets             29,300     25           -      -     29,300   13          -     -
Net loss on  disposal  of
  long-lived assets                     -      -         545      -          -    -        545     -
Other, net                            398      -         828      -       (535)   -      1,259     -
                                ----------- ------- -------- --------- -------- ------ -------- -----------
   Operating loss                 (59,160)   (50)    (50,777)   (29)   (86,728) (39)   (96,574)  (29)

Other Data:
Net cash provided (used)
  by operating activities          31,611             79,949           (10,591)        103,079
Net cash provided (used)
  by investing activities         (87,908)          (223,626)           39,489        (375,458)
Net cash provided (used)
  by financing activities          (4,390)           599,036            (4,846)        665,243
EBITDA (5)                        (14,477)   (12)     22,115     13     (5,670)  (3)    40,917    12
EBITDA (before nonrecurring
  and noncash charges)(5)          15,221     13      23,488     13     23,095   10     42,721    13
Capital expenditures of
  continuing operations (6)       133,025            343,668           235,937         556,876
Capital expenditures of
   discontinued operations (6)      3,354                  -             6,159               -

                                                                     (Continued)


                              June 30,    September    December       March       June 30,
                                1999      30, 1999     31, 1999      31, 2000      2000
                             ----------- ------------  -----------  ----------  ----------
                                                     (unaudited)
Statistical Data (7):
Full time employees              2,753       3,054       2,853       2,930          2,975
Access lines in service (8)    494,405     584,827     730,975     904,629      1,112,964
Buildings connected:
  On-net (9)                       874         939         963       1,046            924
  Hybrid (10)                    5,915       6,476       7,115       7,746          8,228
                             -----------  -----------  ----------  ----------   ----------
   Total buildings connected     6,789       7,415       8,078       8,792          9,152
Operational switches:
  Circuit                           29          29          31          35             43
  ATM                                -           -          24          24             24
  Frame Relay (11)                  16          16          16          16              -
                             -----------  -----------  ----------  ----------   ----------
   Total operational switches       45          45          71          75             67
Regional fiber route miles (12):
  Operational                    4,406       4,449       4,596       4,807          4,767
  Under construction                 -           -           -           -            495
Regional fiber strand miles (13):
  Operational                  164,416     167,067     174,644     177,103        184,064
  Under construction                 -           -           -           -         12,254
Long-haul broadband route miles      -           -      18,000      18,000         18,000
Collocations with ILECs            126         139         147         183            188



(1) Local service revenue includes revenue earned from providing competitive voice and data services to business customers and network facilities and data management services to ISP customers. Local service revenue also includes revenue earned from terminating local traffic under agreements with ILECs.

(2) Special access revenue includes revenue earned from providing direct intra-state and intra-city private line broadband connections to long distance carriers, ISP and end user business customers.

(3)  Switched  access  revenue   includes  revenue  earned  from  both  switched
     terminating access and SS7 gateway services.

     Switched terminating access: Switched terminating access services provide long distance customers connectivity to the ILEC's local switched network.

     SS7 gateway services: SS7 gateway services allow for rapid call setup via high-speed circuit switched connections. ICG services include nationwide signaling with access to SS7 networks in every LATA.

(4) Long distance revenue includes revenue earned from providing voice services outside the customers local calling area.

(5) EBITDA consists of earnings (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, other expense, net and accretion and preferred dividends on preferred securities of subsidiaries, or otherwise defined as operating loss plus depreciation and amortization. EBITDA (before nonrecurring and noncash charges) represents EBITDA before certain nonrecurring charges such as the net loss
     (gain) on disposal of long-lived assets and other, net operating costs and expenses, including deferred compensation. EBITDA and EBITDA (before nonrecurring and noncash charges) are provided because they are measures commonly used in the telecommunications industry. EBITDA and EBITDA (before nonrecurring and noncash charges) are presented to enhance an understanding of the Company's operating results and are not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA and EBITDA (before nonrecurring and noncash charges) are not measurements under GAAP and are not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities of continuing operations as determined using GAAP are also presented in Other Data.

(6) Capital expenditures include assets acquired with cash, under capital leases, and pursuant to IRU agreement. Capital expenditures of discontinued operations includes the capital expenditures of Network Services, Satellite Services, Zycom and NETCOM combined for all periods presented.

(7) Amounts presented are for three-month periods ended, or as of the end of the period presented.

(8) Access lines in service at June 30, 2000 includes approximately 75% provisioned through the Company's switch with the remainder provisioned through resale and other agreements with various local exchange carriers. Resale lines typically generate lower margins and are used primarily to obtain customers. Although the Company plans to migrate most lines from resale to higher margin on-switch lines, there is no assurance that it will be successful in executing this strategy.

(9) Beginning in the three months ended June 30, 2000, on-net buildings will be defined to exclude facilities used exclusively for ICG network operations.

(10) Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities.

(11) Frame  relay   switches   are  no  longer   included  in  switch  count  as
     functionality is now handled by ATM switches.

(12) Regional fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of June 30, 2000, the Company had 4,767 regional fiber route miles. Regional fiber route miles under construction represents fiber under construction, which is expected to be operational within six months.

(13) Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of June 30, 2000, the Company had 184,064 regional fiber strand miles. Regional fiber strand miles under construction represents fiber under construction, which is expected to be operational within six months.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

                                      Three Months Ended June 30,
                                 ---------------------------------------
                                       1999                 2000
                                 ------------------  -------------------
                                    $         %         $          %
                                 --------  --------  ---------   -------
                                        ($ values in thousands)

Local service                     76,770     65       127,502      73
Special access                    23,438     20        33,926      19
Switched access                   12,353     10         9,953       6
Long distance & other              5,093      5         4,372       2
                                 --------  --------  ---------   -------
    Total Revenue                117,654     100      175,753     100
                                 ========  ========  =========   =======

Operating costs                   59,458     51       102,589      58
                                 ========  ========  =========   =======
Selling, general and
  administrative                  42,975     37        49,676      29
                                 ========  ========  =========   =======
Depreciation and amortization     44,683     38        72,892      42
                                 ========  ========  =========   =======

Revenue

      Most of ICG's revenue is earned from small- to medium-sized business customers who purchase voice and data communications services or by providing network facilities and data management services to ISPs. The Company also offers special access and switched access services to long-distance companies and other customers. Total revenue increased $58.1 million or 49% from the three months ended June 30, 1999 to 2000.

      Local service revenue increased from $76.8 million for the three months ended June 30, 1999 to $127.5 million for the same period in 2000, a 66% annual increase primarily due to an increase in the average local access lines of 120% offset by a reduction in the average revenue per line. This reduction in revenue per line is driven by a higher percentage of ISP lines in 2000, which typically earn lower revenue per line. Local service revenue includes approximately $40.1 million (or 34% of revenue) and $38.4 million (or 22% of revenue) for the three months ended June 30, 1999 and 2000, respectively, for terminating local ISP traffic. Revenue for terminating local ISP traffic for the three months ended June 30, 2000, includes approximately $9 million derived from the resolution of previously disputed issues not related to the period and approximately $4 million of revenues from rates earned pursuant to a previous interconnection agreement, neither of which will recur in subsequent periods. Additionally, approximately $3 million recognized in the three months ended June 30, 2000 relates to nonrecurring elements of terminating other traffic, which is also for services not provided within the period. For further discussion on nonrecurring reciprocal compensation revenue earned, see "Liquidity and Capital Resources - Transport and Termination Charges".

      Special access revenue increased from $23.4 million for the three months ended June 30, 1999 to $33.9 million for the same period in 2000, an increase of 45%. The increase in special access revenue is primarily due to increased unit sales.

      Switched access revenue decreased from $12.4 million for the three months ended June 30, 1999 to $10.0 million for the same period in 2000, a 19% decrease. The decrease is due to the expected attrition of switch customers.

      Revenue from long distance services decreased from $5.1 million for the three months ended June 30, 1999 to $4.4 million for the same period in 2000, a 14% decline. ICG's long distance revenue for the three months ended June 30, 2000 was impacted by planned attrition of resale access lines, which had high long distance service penetration rates as well as a reduction in revenue per minute.

      Additionally, the increase in revenue during the three months ended June 30, 2000 over 1999 is also due to the recognition of approximately $8.3 million of revenue during the three months ended June 30, 2000 which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets (see further discussion in "Sale of Assets and Discontinued Operations" above).

Operating costs

      Total operating costs increased from $59.5 million for the three months ended June 30, 1999 to $102.6 million for the same period in 2000, a 72% increase. Operating costs increased as a percentage of revenue from 51% for 1999 to 58% for 2000. Operating costs consist primarily of payments to ILECs, other CLECs, and long distance carriers for the use of network facilities to support local, special, switched access services and, long distance services as well as internal network operating costs, right of way fees and other operating costs. Internal network operating costs include the cost of engineering and operations personnel dedicated to the operations and maintenance of the network. During periods of rapid market expansion, such as ICG is experiencing in 2000, backhaul and intracity facilities are leased on an interim basis until such time as owned facilities are in service, resulting in an increase of operating expenses as percent of revenue. During the three months ended June 30, 2000, ICG incurred approximately $7 million associated with the advanced deployment of lines in expansion cities to accommodate customer requirements. The lines were provisioned using either ILEC or other CLEC capacity to meet customer demand. As ICG completes installation of switches in these markets, operating costs are expected to decline as the number of leased lines decreases and ICG earns revenue from terminating local traffic. Additionally, the increase in operating costs during the three months ended June 30, 2000 over 1999 is due to the recognition of approximately $13.8 million of operating expenses for the three months ended June 30, 2000 which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets (see further discussion in "Sale of Assets and Discontinued Operations" above). ICG expects the ratio of operating costs to revenue will decrease as ICG provides a greater volume of higher margin services, carries more traffic on its own facilities rather than leased facilities and obtains the right to use unbundled leased facilities on satisfactory terms, any or all of which may not occur.

Selling, general and administrative expenses

      Total selling, general and administrative ("SG&A") expenses increased from $43.0 million for the three months ended June 30, 1999 to $49.7 million for the same period in 2000, a 16% increase. SG&A expenses decreased as a percentage of revenue from 37% for 1999 to 29% for 2000. The increase in absolute dollars is principally due to an increase in average staff levels and increased salary and benefits per employee attributable to the new compensation plan implemented in 2000 to remain competitive in the marketplace. The number of full time employees increased from 2,753 at June 30, 1999 to 2,975 at June 30, 2000. Certain of the SG&A increase can also be attributed to increases in facilities costs for new office space as well as increased sales and property taxes as well as legal and professional fees. These increases were offset by a net recovery of previously reserved uncollectible amounts. SG&A costs as a percent of revenue are expected to continue to decline as ICG benefits from a larger revenue base for which the most significant new product development costs have been incurred and as efficiencies from new systems and processes are experienced.

Depreciation and amortization

      Depreciation and amortization increased from $44.7 million for the three months ended June 30, 1999 to $72.9 million for the same period in 2000. The increase is primarily due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services, as well as a reduction in the overall weighted-average useful life of depreciable assets in service as ICG invests a larger portion of its capital in assets with shorter lives such as routers and computers. ICG expects that depreciation and amortization will continue to increase as ICG continues to build out its network.

Provision for impairment of long-lived assets

      During the three months ended June 30, 1999, the Company recorded a provision for impairment of long-lived assets of $29.3 million. This provision relates to the impairment of software and other capitalized costs associated with the Company's billing and provisioning system projects under development. The provision for impairment of long-lived assets was based on management's decision to abandon the billing and provisioning solutions under development and to select new vendors for these systems, which vendors are expected to provide the Company with billing and provisioning solutions with improved functionality and earlier delivery dates at lower costs than what was proposed by the former vendors. The provision for impairment of long-lived assets was recorded based on management's estimate of the net realizable value.

Other, net

      Other, net operating costs and expenses increased from $0.4 million of expense for the three months ended June 30, 1999 to $1.3 million for the same period in 2000. For both the three months ended June 30, 1999 and 2000, other, net operating costs and expenses primarily includes deferred compensation expense related to the Company's deferred compensation arrangement with its chief executive officer.

Interest expense

      Interest expense increased from $51.3 million for the three months ended June 30, 1999 to $66.8 million for the same period in 2000. Included in interest expense for the three months ended June 30, 1999 and 2000 was $47.1 million and $57.4 million of noncash interest, respectively. The Company's interest expense will continue to increase as the principal amount of its indebtedness increases due to the accretion of noncash interest. The Company's senior indebtedness does not begin to pay interest in cash until 2001. Interest expense also increased due to the increase in debt issued under the senior secured financing facility (the "Senior Facility"). Additionally, interest expense is net of interest capitalized related to construction in process of $3.5 million and $2.2 million during the three months ended June 30, 1999 and 2000, respectively.

Interest income

      Interest income increased from $3.8 million for the three months ended June 30, 1999 to $11.3 million for the same period in 2000. The increase is attributable to the increase in cash, cash equivalents and short-term investments resulting from the cash proceeds to the Company of the 8% Series A Convertible Preferred Stock.

Accretion and preferred dividends on preferred securities of subsidiaries

      Accretion and preferred dividends on preferred securities of subsidiaries increased from $15.2 million for the three months ended June 30, 1999 to $17.1 million for the same period in 2000. The increase is due primarily to the periodic payment of dividends on the 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 (the "14% Preferred Stock") and the 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2009 (the "14 1/4% Preferred Stock") in additional shares of 14% Preferred Stock and 14 1/4% of Preferred Stock. Accretion and preferred dividends on preferred securities of subsidiaries recorded during the three months ended June 30, 2000 consists of the accretion of issuance costs and the accrual of the preferred securities dividends associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "6 3/4% Preferred Securities"), the 14% Preferred Stock and the 14 1/4% Preferred Stock.

Loss from continuing operations

      Loss from continuing operations decreased from $123.8 million for the three months ended June 30, 1999 to $123.6 million for same period in 2000 due to the increases in operating costs, SG&A expenses and depreciation and amortization, offset by an increase in revenue and a decrease in the provision for impairment of long-lived assets, as noted above.

Income (loss) from discontinued operations

      Income (loss) from discontinued operations was an $8.7 million loss for the three months ended June 30, 1999 and $0.7 million income for the same period in 2000. The loss from discontinued operations for 1999 consists of the combined net losses of Network Services and Satellite Services. Net loss from discontinued operations for the three months ended June 30, 1999 including an estimated loss on the disposal of Network Services of $8.0 million. Income from discontinued operations in 2000 is from the Zycom legal expenses reimbursed as part of the settlement outstanding with the minority shareholders. (See "Sale of Assets and Discontinued Operations" for further discussion.)

Accretion  and  dividends  of  8%  Series  A  Convertible   Preferred  Stock  to
liquidation value

      Accretion and dividends of 8% Series A Convertible Preferred Stock to liquidation value is comprised of the dividends and the accretion to liquidation value of the 8% Series A Convertible Preferred Stock of $14.4 million.

Charge for beneficial conversion feature of 8% Series A Convertible Preferred Stock

      Charge for beneficial conversion of 8% Series A Convertible Preferred Stock during the three months ended June 30, 2000 relates to the charge of $159.3 million of the proceeds of the 8% Series A Convertible Preferred Stock which was allocated to the intrinsic value of the beneficial conversion feature of the convertible preferred securities to additional paid-in capital. As the 8% Series A Convertible Preferred Stock is immediately convertible into shares of ICG common stock, the beneficial conversion feature was recognized immediately as a return to the preferred shareholders during the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

                                       Six Months Ended June 30,
                                 ---------------------------------------
                                       1999                 2000
                                 ------------------  -------------------
                                    $         %         $          %
                                 --------  --------  ---------   -------
                                        ($ values in thousands)

Local service                    144,169     65       230,097      69
Special access                    46,000     20        73,757      22
Switched access                   21,592     10        20,467       6
Long distance & other             10,224      5         8,656       3
                                 --------  --------  ---------   -------
    Total Revenue                221,985     100      332,977     100
                                 ========  ========  =========   =======

Operating costs                  113,107     51       185,491      56
                                 ========  ========  =========   =======
Selling, general and
  administrative                  85,783     37       104,765      32
                                 ========  ========  =========   =======
Depreciation and amortization     81,058     36       137,491      41
                                 ========  ========  =========   =======

Revenue

     Most of ICG's revenue is earned from small- to medium-sized business customers who purchase voice and data communications services or by providing network facilities and data management services to ISPs. The Company also offers special access and switched access services to long-distance companies and other customers. Total revenue increased $111.0 million or 50% from the six months ended June 30, 1999 to 2000.

     Local service revenue increased from $144.2 million for the six months ended June 30, 1999 to $230.1 million for the same period in 2000, a 60% annual increase primarily due to an increase in the average local access lines offset by a reduction in the average revenue per line. This reduction in revenue per line is driven by a higher percentage of ISP lines in 2000, which typically earn lower revenue per line. Local service revenue includes approximately $70.9 million (or 32% of revenue) and $74.0 million (or 22% of revenue) for the six months ended June 30, 1999 and 2000, respectively, for terminating local ISP traffic. Revenue for terminating local ISP traffic for the six months ended June 30, 2000, includes approximately $13 million derived from the resolution of previously disputed issues not related to the respective period and approximately $4 million of revenues from rates earned pursuant to the previous interconnection agreement, neither of which will recur in subsequent periods. Additionally, approximately $3.0 million recognized in the three months ended June 30, 2000 relates to nonrecurring elements of terminating other traffic, which is also for services not provided within the period. For further discussion on nonrecurring reciprocal compensation revenue earned, see "Liquidity and Capital Resources - Transport and Termination Charges" below.

     Special access revenue increased from $46.0 million for the six months ended June 30, 1999 to $73.8 million for the same period in 2000, an increase of 60%. The increase in special access revenue is due to increased unit sales as well as $12.5 million of revenue recognized during the six months ended June 30, 2000 under ICG's fiber optic sales-type lease agreement with a major interexchange carrier.

     Switched access revenue decreased from $21.6 million for the six months ended June 30, 1999 to $20.5 million for the same period in 2000, a 5% decrease. The decrease is due to the expected attrition of switch customers.

     Revenue from long distance services decreased from $10.2 million for the six months ended June 30, 1999 to $8.7 million for the same period in 2000, a 15% decline. ICG's long distance revenue for the six months ended June 30, 2000 was impacted by planned attrition of resale access lines, which had high long distance service penetration rates as well as a reduction in revenue per minute.

     Additionally, the overall increase in revenue can also be attributed to the recognition of $12.6 million of revenue which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets (see further discussion in "Sale of Assets and Discontinued Operations" above).

Operating costs

     Total operating costs increased from $113.1 million for the six months ended June 30, 1999 to $185.5 million for the same period in 2000, a 64% increase. Operating costs increased as a percentage of revenue from 51% for 1999 to 56% for 2000. During periods of rapid market expansion, such as ICG is experiencing in 2000, backhaul and intracity facilities are leased on an interim basis until such time as owned facilities are in service resulting in an increase of operating expenses as a percent of revenue. As ICG completes installation of switches in these markets operating costs may decline for these lines and ICG will earn revenue from terminating local traffic. Additionally, the increase in operating costs during the six months ended June 30, 2000 over 1999 is due to the recognition of approximately $23.2 million of operating expenses for the six months ended June 30, 2000 which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets (see further discussion in "Sale of Assets and Discontinued Operations" above). ICG expects the ratio of operating costs to revenue will decrease as ICG provides a greater volume of higher margin services, carries more traffic on its own facilities rather than the leased facilities and obtains the right to use unbundled leased facilities on satisfactory terms, any or all of which may not occur.

Selling, general and administrative expenses

      Total selling, general and administrative ("SG&A") expenses increased from $85.8 million for the six months ended June 30, 1999 to $104.8 million for the same period in 2000. SG&A expenses decreased as a percentage of revenue from 39% for 1999 to 32% for 2000. The increase in absolute dollars is principally due to an increase in average staff levels and increased salary and benefits per employee attributable to the new compensation plan implemented in 2000 to remain competitive in the marketplace. The number of full time employees increased from 2,753 at June 30, 1999 to 2,975 at June 30, 2000. Certain of the SG&A increase can also be attributed to increases in facilities costs for new office and switch space as well as increased sales and property taxes and legal and professional fees offset by a net recovery of previously reserved uncollectible amounts. Additionally, the increase in SG&A expenses during the six months ended June 30, 2000 over 1999 is due to the recognition of $1.7 million of SG&A expenses which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets (see further discussion in "Sale of Assets and Discontinued Operations" above). SG&A costs as a percent of revenue are expected to continue to decline as ICG benefits from a larger revenue base for which the most significant new product development costs have been incurred and as efficiencies from new systems and processes are experienced.

Depreciation and amortization

      Depreciation and amortization increased from $81.1 million for the six months ended June 30, 1999 to $137.5 million for the same period in 2000. The increase is primarily due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services as well as a reduction in the overall weighted-average useful life of depreciable assets in service as ICG invests a larger portion of its capital in assets with shorter lives such as routers and computers. ICG expects that depreciation and amortization will continue to increase as ICG continues to build out its network.

Provision for impairment of long-lived assets

      During the six months ended June 30, 1999, the Company recorded a provision for impairment of long-lived assets of $29.3 million. This provision relates to the impairment of software and other capitalized costs associated with the Company's billing and provisioning system development projects under development. The provision for impairment of long-lived assets was based on management's decision to abandon the billing and provisioning solutions under development and to select new vendors for these systems, which vendors are expected to provide the Company with billing and provisioning solutions with improved functionality and earlier delivery dates at lower costs than what was proposed by the former vendors. The provision for impairment of long-lived assets was recorded based on management's estimate of the net realizable value.

Other, net

      Other, net operating costs and expenses decreased from $0.5 million of income for the six months ended June 30, 1999 to $1.3 million of expense for the same period in 2000. For both the six months ended June 30, 1999 and 2000, other, net operating costs and expenses primarily includes deferred compensation expense related to the Company's deferred compensation arrangement with its chief executive officer.

Interest expense

      Interest expense increased from $98.7 million for the six months ended June 30, 1999 to $129.4 million for the same period in 2000. Included in interest expense for the six months ended June 30, 1999 and 2000 was $92.7 million and $111.3 million of noncash interest, respectively. The Company's interest expense will continue to increase as the principal amount of its indebtedness increases due to the accretion of noncash interest. The Company's senior indebtedness does not begin to pay interest in cash until 2001. Interest expense also increased due to the increase in debt issued under the senior secured financing facility (the "Senior Facility"). Additionally, interest expense is net of interest capitalized related to construction in process of $6.7 million and $3.6 million during the six months ended June 30, 1999 and 2000, respectively.

Interest income

      Interest income increased from $7.9 million for the six months ended June 30, 1999 to $14.5 million for the same period in 2000. The increase is attributable to the increase in cash, cash equivalents and short-term investments resulting from the cash proceeds to the Company of the 8% Series A Convertible Preferred Stock.

Accretion and preferred dividends on preferred securities of subsidiaries

      Accretion and preferred dividends on preferred securities of subsidiaries increased from $30.0 million for the six months ended June 30, 1999 to $33.8 million for the same period in 2000. The increase is due primarily to the periodic payment of dividends on the 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 (the "14% Preferred Stock") and the 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2009 (the "14 1/4% Preferred Stock") in additional shares of 14% Preferred Stock and 14 1/4% of Preferred Stock. Accretion and preferred dividends on preferred securities of subsidiaries recorded during the six months ended June 30, 2000 consists of the accretion of issuance costs and the accrual of the preferred securities dividends associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "6 3/4% Preferred Securities"), the 14% Preferred Stock and the 14 1/4% Preferred Stock.

Loss from continuing operations

      Loss from continuing operations increased from $210.0 million for the six months ended June 30, 1999 to $245.2 million for same period in 2000 due to the increases in operating costs, SG&A expenses, depreciation and amortization and provision for impairment of long-lived assets, offset by an increase in revenue and a decrease in the provision for impairment of long-lived assets, as noted above.

Income (loss) from discontinued operations

      Income (loss) from discontinued operations was a loss of $8.8 million for the six months ended June 30, 1999 and income of $0.7 million for the same period in 2000. The loss from discontinued operations for the six months ended June 30, 1999 consists of the combined net losses of Network Services and Satellite Services including an estimated loss on the disposal of Network Services of $8.0 million. Income from discontinued operations in 2000 is from the Zycom legal expenses reimbursed as part of the settlement outstanding with the minority shareholders. (See "Sale of Assets and Discontinued Operations" above for further discussion.)

Extraordinary gain on sales of operations of NETCOM

      The Company reported an extraordinary gain on the sales of the operations of NETCOM during the six months ended June 30, 1999 of $193.0 million, net of income taxes of $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses of operations of NETCOM from November 3, 1998 through the dates of the sales and approximately $35.5 million of the proceeds was deferred and recognized over the one year term of the MindSpring Capacity Agreement. (See "Sale of Assets and Discontinued Operations" above for further discussion.)

Accretion  and  dividends  of  8%  Series  A  Convertible   Preferred  Stock  to
liquidation value

      Accretion and dividends of 8% Series A Convertible Preferred Stock to liquidation value is comprised of the dividends and the accretion to liquidation value of the 8% Series A Convertible Preferred Stock of $14.4 million.

Charge for beneficial conversion feature of 8% Series A Convertible Preferred Stock

      Charge for beneficial conversion of 8% Series A Convertible Preferred Stock during the three months ended June 30, 2000 relates to the charge of $159.3 million of the proceeds of the 8% Series A Convertible Preferred Stock which was allocated to the intrinsic value of the beneficial conversion feature of the convertible preferred securities to additional paid-in capital. As the 8% Series A Convertible Preferred Stock is immediately convertible into shares of ICG common stock, the beneficial conversion feature was recognized immediately as a return to the preferred shareholders during the three months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's growth to date has been funded through a combination of equity, debt and lease financing and non-core asset sales. The Company has incurred losses since inception. As of June 30, 2000, the Company had approximately $528.0 million of cash and short term investments and approximately $25.0 million of credit available under the Senior Facility, amounts adequate to fund operations and capital expansion through early 2001.

      Management believes that financing, including bank financing, vendor financing, and/or the issuance of high yield debt will likely be available to fund operations and achieve the Company's targeted future growth beyond early 2001. While the Company believes that it will be able to obtain additional financing, there can be no assurance that such financing will be available on a timely basis, on acceptable terms or at all.

Net Cash Provided (Used) By Operating Activities

      The Company's operating activities used $10.6 million and provided $103.1 million for the six months ended June 30, 1999 and 2000, respectively. Net cash provided (used) by operating activities increased primarily due to the advance payments received pursuant to the IRU agreements.

Net Cash Provided (Used) By Investing Activities

      Investing activities provided $39.5 million and used $375.5 million in the six months ended June 30, 1999 and 2000, respectively. Net cash provided by investing activities for the six months ended June 30, 1999 includes proceeds from the sales of the operations of NETCOM of $252.9 million and proceeds from the sales of short-term investments available for sale and marketable securities of $51.8 million, offset by cash expended for the acquisition of property, equipment and other assets of $229.7 million and the change in accounts payable for the purchase of long-term assets of $11.4 million. Net cash used by investing activities for the six months ended June 30, 2000 primarily includes cash expended for the acquisition of property, equipment and other assets of $352.8 million and the change in accounts payable for the purchase of long-term assets of $43.5 million, partially offset by proceeds from the sale of short-term investments available for sale and marketable securities of $19.3 million. The Company will continue to use cash in 2000 and subsequent periods for the construction of new networks, the expansion of existing networks and, potentially, for acquisitions. The Company acquired assets under capital leases and pursuant to IRU agreements of $209.6 million during the six months ended June 30, 2000.

Net Cash Provided (Used) By Financing Activities

      Financing activities used $4.8 million and provided $665.2 million in the six months ended June 30, 1999 and 2000, respectively. Net cash provided (used) by financing activities for the six months ended June 30, 1999 and 2000 include proceeds from the issuance of common stock in conjunction with the exercise of options and warrants and the Company's employee stock purchase plan, offset by principal payments on long-term debt and capital leases and payments of preferred dividends on preferred securities of subsidiaries. Net cash provided by financing activities for the six months ended June 30, 2000 also includes $95.0 million in proceeds from the issuance of long-term debt and $720.3 million in proceeds from the issuance of the 8% Series A Convertible Preferred Stock partially offset by $149.7 million of payments made on the IRU agreement.

      On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (the "Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. As of June 30, 2000, $174.3 million was outstanding under the loans at weighted average interest rates ranging from 9.56% to 9.87% for the six months ended June 30, 2000. Quarterly repayments on the debt commence at various dates beginning September 30, 1999 with remaining outstanding balances maturing on June 30, 2005 for the $100.0 million term loan and the $25.0 million line of credit and March 31, 2006 for the $75.0 million term loan.

      As of June 30, 2000, the Company had an aggregate accreted value of approximately $1.9 billion outstanding under the 13 1/2% Senior Discount Notes due 2005 (the "13 1/2 % Notes"), the 12 1/2% Senior Discount Notes due 2006 (the "12 1/2 % Notes"), the 11 5/8% Senior Discount Notes due 2007 (the "11 5/8 % Notes"), the 10% Notes and the 9 7/8% Notes. The 13 1/2% Notes require payments of interest to be made in cash commencing March 15, 2001 and mature on September 15, 2005. The 12 1/2% Notes require payments of interest to be made in cash commencing November 1, 2001 and mature on May 1, 2006. The 11 5/8% Notes require payments of interest to be made in cash commencing September 15, 2002 and mature on March 15, 2007. The 10% Notes require payments of interest in cash commencing August 15, 2003 and mature on February 15, 2008. The 9 7/8% Notes require payments of interest in cash commencing November 1, 2003 and mature on May 1, 2008. With respect to fixed rate senior indebtedness outstanding on June 30, 2000, the Company has cash interest payment obligations of approximately $113.3 million in 2001, $158.0 million in 2002, $212.6 million in 2003 and $257.2 million in 2004.

      As of June 30, 2000, an aggregate amount of $1.2 billion was outstanding under the 6 3/4% Preferred Securities, the 14% Preferred Stock, the 14 1/4% Preferred Stock and the 8% Series A Convertible Preferred Stock. The 6 3/4% Preferred Securities require payments of dividends to be made in cash through November 15, 2000. The 14% Preferred Stock and 14 1/4% Preferred Stock require payments of dividends to be made in cash commencing June 15, 2002 and August 1, 2001, respectively. Additionally, the 8% Series A Convertible Preferred Securities require dividend payments in additional liquidation preference through June 30, 2005 and are payable in cash or additional liquidation preference from September 30, 2005 through June 30, 2015. With respect to preferred securities currently outstanding, the Company has cash dividend obligations of approximately $4.5 million remaining in 2000 for which the Company has restricted cash balances available for such dividend payments, $10.7 million in 2001 and $35.4 million in 2002 and each year thereafter through 2007.

Capital Expenditures

      The Company's capital expenditures including assets acquired with cash, under capital leases and pursuant to IRU agreement were $235.9 million and $556.9 million for the six months ended June 30, 1999 and 2000, respectively. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services will require capital expenditures of approximately $500.0 million during the remainder of 2000. In the event that the Company's efforts to acquire new customers and deploy new services are more successful then planned, the Company may be required to expand capital resources earlier in the year than expected to accommodate customer demands.

      During the six months ended June 30, 2000, the Company formalized two agreements with Cisco Systems, Inc. The Company believes that these financing agreements will better enable the Company to fund its scheduled network expansion through the purchase of Cisco equipment. The Cisco credit facilities provide for up to $180.0 million of financing with a three-year repayment term.

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

Other Cash Commitments and Capital Requirements

      The Company's operations have required and will continue to require significant capital expenditures for development, construction, expansion and acquisition of telecommunications assets. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flows. In addition to the Company's planned capital expenditures, it has other cash commitments as described in the footnotes to the Company's unaudited consolidated financial statements for the six months ended June 30, 2000 included elsewhere herein.

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

Receivables

     Net receivables increased from December 31, 1999 to June 30, 2000 by $36.0 million. The increase is primarily due to the following: i) a receivable from the sale of the NorthPoint stock for which the cash was received in early July,
ii) a decrease in the allowance for doubtful accounts due to the elimination of the uncertainty of collection of certain balances (see additional discussion in "Transport and Termination Charges" below), and iii) an increase in the number of days outstanding of trade accounts receivable which are all partially offset by increased cash receipts during the six months.

Transport and Termination Charges

Terminating Local Traffic

     ICG records revenue earned under interconnection agreements with incumbent local exchange carriers ("ILECs") as an element of its local services revenue. Some of the ILECs have not paid all of the bills they have received from ICG and have disputed these charges based on the belief that dial-up calls to ISPs are not local traffic as defined by the various agreements and not subject to payment of transport and termination charges under state and federal laws and public policies. In addition, some ILECs, while paying a portion of reciprocal compensation due to ICG, have disputed other portions of the charges.

     ICG has, as of June 30, 2000, a net receivable for terminating local traffic in the approximate amount of $54 million, $29 million of which will be paid, pursuant to the terms of an executed agreement with one ILEC, when regulatory approval of amendments to the parties' interconnection agreements have been obtained. ICG has received cash of approximately $26 million and $84 million during the three months and six months ended June 30, 2000, respectively, from the ILECs for terminating local traffic.

     The following table represents the amount of revenue ICG has recognized for terminating local traffic of the ILECs during the respective periods ($ in millions):

                Three months ended June 30,        Six months ended June 30,
                   1999            2000              1999         2000
                -------------  ------------       -----------  ------------
                  $40.1          $38.4              $70.9        $74.0

     Revenue for the three months and six months ended June 30, 1999 includes approximately $12 million and $22 million, respectively, for the tandem switching and common transport rate elements, the collection of which was determined to be uncertain in the quarter commencing July 1, 1999. ICG recorded a provision of approximately $45 million against the accounts receivable balances recorded prior to July 1, 1999 in the event the tandem switching and common transport rate element amounts were not ultimately collected. Effective July 1, 1999, ICG ceased recognition of these rate elements as revenue until cash is received but continued to bill and vigorously pursue collection of all amounts due under its interconnection agreements.

      During the six months ended June 30, 2000, ICG entered into agreements to resolve certain disputes with two ILECs that collectively represent approximately 75% of ICG's applicable terminating traffic. One of the agreements has an effective date of December 31, 1999 and the other June 1, 2000. The agreements separately resolve the payment of certain past amounts. The revenue for the three months and six months ended June 30, 2000 includes approximately $9 million and $13 million, respectively, derived from the resolution of previously disputed issues not related to the respective periods and approximately $4 million in each of the periods from rates earned pursuant to the previous interconnection agreement, neither of which will recur in subsequent periods.

     The resolution of ICG's disputes with the remaining ILECs will continue to be based on rulings by state public utility commissions and/or by the Federal Communications Commission ("FCC"), or through negotiations between the parties. ICG continues to pursue collection of the remaining amounts owed by these ILECs under ICG's existing interconnection agreements, and certain disputes remain outstanding.

Other Transport and Terminating Traffic

      ICG has also recognized revenue for other transport and terminating traffic of the ILECs. The amount of revenue recognized, pursuant to ICG's interconnection agreements, during the respective periods ($ in millions):

        Three months ended June 30,        Six months ended June 30,
           1999          2000                 1999         2000
        -------------  ------------        -----------  ------------
           $2.3          $11.0                $7.6         $16.5

      The revenue for the three months and six months ended June 30, 2000 includes approximately $3 million derived from the resolution of previously disputed issues not related to the respective periods.

      ICG has, as of June 30, 2000, a net receivable for other terminating traffic in the approximate amount of $25 million, $16 million of which is due from one ILEC and payment in this amount will be received as it is part of a binding agreement, subject only to regulatory approval of the interconnection agreements. ICG has received cash of approximately $3 million and $7 million, during the three months and six months ended June 30, 2000, respectively.

Future Reciprocal Compensation Revenue

      ICG has reached interconnection agreements with certain ILECs that provide for the payment of compensation for terminating ISP traffic. These agreements expire at dates ranging from October 2000 through May 2003. Upon expiration of its interconnection agreements, the Company expects to continue to negotiate and/or arbitrate reasonable compensation and collection terms for transport and termination services, although there is no assurance that such compensation will remain consistent with current levels. Additionally, in those states in which ICG has not reached a negotiated resolution with the ILEC with respect to the reciprocal compensation rate to be applied on a going-forward basis, and/or for subsequent time periods, ongoing state and federal regulatory proceedings addressing intercarrier compensation for Internet traffic also may impact future rates of compensation.

      Subsequent to quarter end, the Colorado PUC issued a ruling in an ICG arbitration decision that, subject to the outcome of PUC reconsideration and judicial appellate proceedings, denies ICG the ability to collect reciprocal compensation for ISP-bound traffic initiated on the incumbent network and connected on ICG's network in Colorado when a new interconnection agreement between ICG and Qwest Communications (formerly US West) becomes effective. ICG believes that the new interconnection agreement may become effective by the fourth quarter, subject to the outcome of the PUC's decision on reconsideration and after the parties execute and receive PUC approval of a new interconnection agreement that complies with the PUC's final arbitration decision. Once effective, the terms in the new agreement concerning compensation for terminating ISP traffic will then be applied retroactively beginning 45 days prior to the effective date of the new agreement. Pursuant to the PUC's procedures, ICG will file by August 28, 2000 for reconsideration by the PUC of the terminating ISP compensation provisions of the arbitration decision, and will vigorously pursue judicial review of the final PUC decision if necessary. In prior periods, the impacted traffic has represented approximately 15% of the applicable terminating traffic.

      While ICG intends to pursue the collection of all receivables related to transport and termination charges and believes that future revenue from transport and termination charges recognized under ICG's interconnection agreements will be realized, there can be no assurance that future regulatory and judicial rulings will be favorable to ICG, or that different reciprocal compensation rates and rate structures will not be adopted when ICG's agreements are renegotiated or arbitrated, or as a result of FCC or state commission proceedings on future compensation methods. ICG believes that different pricing plans will continue to be considered and adopted, and although ICG expects that revenue from transport and termination charges likely will decrease as a percentage of total local services revenue from local services in subsequent periods, ICG's local termination services will still be required by the ILECs and must be provided under the Telecommunications Act of 1996, and likely will result in increasing volume in minutes due to the growth of the Internet and related services markets.

      During the three months ended June 30, 2000, ICG successfully negotiated agreements, which assured the recognition and receipt of compensation for terminating ISP traffic and resolved disputed issues with two ILECs as discussed above. The future rates negotiated are generally lower than ICG has been historically receiving and were negotiated for a three-year period subsequent to the date of the agreements. The rates negotiated in these agreements will apply for the term of the agreement irrespective of any state or federal regulatory or judicial rulings that may be issued over the three-year period concerning the applicability of compensation obligations for ISP traffic. ICG may not be able to sustain its current position of earning revenue for terminating local traffic in the state of Colorado. In addition, approximately $13 million and $3 million of the revenue recognized during the three months ended June 30, 2000 for terminating local traffic and for terminating other traffic is nonrecurring. As a result of these factors, ICG therefore expects its revenue from these sources and the EBITDA contribution from these sources may be significantly less in the quarter ending September 30, 2000 than in the quarter ending June 30, 2000.

     The revenue from reciprocal compensation is driven by three factors. The number of lines on switch, the minutes of use per line, and the rate under the interconnnection agreement. These factors are in a large measure beyond the control of the Company.

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

      The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, and government and agency obligations, all of which are considered to be available for sale and generally have maturities of one year or less. The Company's short-term investment objectives are safety, liquidity and yield, in that order. As of June 30, 2000, the Company had approximately $528.0 million in cash, cash equivalents, and short-term investments available for sale at a weighted average fixed interest rate of 6.58% for the six months ended June 30, 2000. A hypothetical 10% fluctuation in market rates of interest would not cause a material change in the fair value of the Company's investment in marketable securities at June 30, 2000 and, accordingly, would not cause a material impact on the Company's financial position, results of operations or cash flows.

      At June 30, 2000, the Company's indebtedness included $1.9 billion under the 13 1/2% Notes, 12 1/2% Notes, 11 5/8% Notes, 10% Notes and 9 7/8% Notes and $641.6 million under the 14 1/4% Preferred Stock, 14% Preferred Stock, 6 3/4% Preferred Securities and 8% Series A Convertible Preferred Stock. These instruments contain fixed annual interest and dividend rates. Accordingly, any change in market interest rates would have no impact on the Company's financial position, results of operations or cash flows. Future increases in interest rates could increase the cost of any new borrowings by the Company. The Company does not hedge against future changes in market rates of interest.

      On August 12, 1999, the Company entered into the Senior Facility, consisting of two term loans and a revolving line of credit. All components of the Senior Facility bear variable annual rates of interest, based on the change in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate. Consequently, additional borrowings under the Senior Facility and increases in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate will increase the Company's indebtedness and may increase the Company's interest expense in future periods. Additionally, under the terms of the Senior Facility, the Company is required to hedge the interest rate risk on $100.0 million of the Senior Facility if LIBOR exceeds 9.0% for 15 consecutive days. As of June 30, 2000, the Company had $174.3 million outstanding under the Senior Facility. A hypothetical change in annual interest rate of 1% per annum would result in a change in interest expense of approximately $0.4 million for the six months ended June 30, 2000.

Market Price Risk

      The fair value of the Company's Senior Discount Notes outstanding was $1.2 billion as of June 30, 2000 compared to the carrying value of $1.9 billion. The fair value of the Senior Discount Notes was calculated using the quoted bid price per bond as of June 30, 2000. A hypothetical 10% fluctuation in market rates of interest would not cause a material change in the fair value of the Company's Senior Discount Notes at June 30, 2000.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          See Note 6 (e) to the Company's unaudited condensed consolidated financial statements for the six months ended June 30, 2000 contained elsewhere in this Quarterly Report.

ITEM 2.   CHANGES IN SECURITIES

          In February 2000, the Board of Directors authorized the issuance of 50,000 shares of 8% Series A-1 Convertible Preferred Stock, due in 2015, par value $0.01 per share; 23,000 shares of 8% Series A-2 Convertible Preferred Stock, par value $0.01 per share; and 75,000 shares of 8% Series A-3 Convertible Preferred Stock, par value $0.01. (The Series A-1 Convertible Preferred Stock, the Series A-2 Convertible Preferred Stock and the Series A-3 Convertible Preferred Stock are, unless otherwise noted, referred to herein as the "8% Series A Convertible Preferred Stock.")

          On April 10, 2000, the Company closed a Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement") with HMTF Bridge ICG, LLC ("HMTF"), Liberty Media Corporation ("Liberty") and Gleacher/ICG Investors, LLC ("Gleacher") wherein the Company sold an aggregate of 75,000 shares of the Company's newly issued 8% Series A Convertible Preferred Stock due 2015. Pursuant to the Purchase Agreement, the Company issued (i) 50,000 shares of the 8% Series A Convertible Preferred Stock to Liberty in exchange for $500 million; (ii) 23,000 shares of the 8 % Series A Convertible Preferred Stock to HMTF in exchange for $230 million; (iii) 20,000 shares of the 8% Series A Convertible Preferred Stock to Gleacher in exchange for $20 million.

          Dividends on the 8% Series A Convertible Preferred Stock accrete and cumulate daily from the date of issuance at an annual rate of 8% of the then-effective liquidation preference. Dividends will be computed on the basis of a 360-day year of twelve, 30-day months and will be payable quarterly; however, until the fifth anniversary of the issuance of the 8% Series A Convertible Preferred Stock, dividends will be added cumulatively and remain part of the liquidation preference. After such date, dividends may be paid in cash. Dividends not declared and paid in cash will accrue and be added to the liquidation preference. The 8% Series A Convertible Preferred Stock will rank on a parity with the Preferred Stock Mandatorily Redeemable 2009 of the Company. Each share of 8% Series A Convertible Preferred Stock is convertible, at a conversation price of $28.00 per share (subject to certain adjustments in the event of specified changes in the Company's capital structure), at any time and at the holder's option, based upon the then-effective liquidation preference, into shares of the Company's Common Stock.

          The 8% Series A Convertible Preferred Stock had an initial preference value equal to the sum of $10,000 per share. Upon liquidation, holders of the 8% Series A Convertible Preferred Stock will be entitled to receive the greater of (i) the liquidation preference plus an amount equal to all accrued and unpaid dividends or (ii) the amount which the 8% Series A Convertible Preferred Stock would receive on an as-converted basis. The issuance of the 8% Series A Convertible Preferred Stock is not registered under the Securities Act of 1933, as amended and such 8% Series A Convertible Preferred Stock was issued in a private placement pursuant to an exemption therefrom.

          Except in relation to director appointment rights, the power, preferences and relative, participating, option and other special rights of the Series A-1 Preferred Stock, the Series A-2 Preferred Stock and the Series A-3 Preferred Stock are identical. As of June 30, 2000, the holders of the Series A-1 Preferred Stock were entitled to elect two (2) directors to the Company's Board of Directors, and the holders of the Series A-2 Preferred Stock were entitled to elect one
          (1) director to the Company's Board of Directors.

          In conjunction with the issuance of the 8% Series A Convertible Preferred Stock, in April the Company issued 10,000,000 warrants to HMTF, Liberty and Gleacher pro rata according to the number of 8% Series A Convertible Preferred Stock purchased by each of the shareholders. The Warrants are exercisable for shares of the Company's Common Stock at an exercise price of $34 per share (subject to certain adjustments in the event of specified changes in the Company's capital structure). The Warrants expire on April 10, 2005.

          The holders of the 8% Series A Convertible Preferred Stock and Warrants have been granted registration rights for the shares of Common Stock issuable upon conversion of the 8% Series A Convertible Preferred Stock and upon exercise of the Warrants, respectively.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          The Annual Meeting of stockholders of ICG Communications, Inc. was held on June 7, 2000 (the "Annual Meeting"). At the Annual Meeting, four matters were considered and acted upon: (1) the election of three directors to serve until the 2003 Annual Meeting of Stockholders and until their successors have been duly elected and qualified; (2) the adoption of the ICG Communications, Inc. Year 2000 Executive Long-Term Incentive Plan; (3) the adoption of an amendment to the Company's Certificate of Incorporation to increase the authorized shares of the Company's Common Stock from one hundred million (100,000,000) to two hundred million (200,000,000) shares and to increase the number of the Company's authorized Preferred Stock from one million (1,000,000) to two million (2,000,000) and (4) the ratification of the appointment of KPMG LLP as independent auditors of ICG Communications, Inc. and its subsidiaries for the fiscal year ending December 31, 2000.

          Indicated below are the total votes in favor of each director nominee and the total votes withheld:
                                                  Votes
                                 ----------------------------------------
                                           For              Withheld
                                 ----------------------------------------
          William S. Beans, Jr.         69,819,037            312,043
          John U. Moorhead II           69,817,637            313,443
          Carl E. Vogel                 50,000 (a)               0

          (a) Represents 50,000 shares of 8% Series A-1 Convertible Preferred Stock which, at the time of the annual meeting, were convertible into 17,857,000 shares of common stock. The holders of the 8% Series A-1 Convertible Preferred Stock were entitled to elect one director at this year's annual meeting. All of the Series A-1 Convertible Preferred shareholders eligible to vote voted in favor of Mr. Vogel.

          In connection with the vote on the adoption of the ICG Communications, Inc. Year 2000 Executive Long-Term Incentive Plan, 57,010,030 votes were cast in favor of the adoption and 12,997,751 were cast in opposition thereto.

          In connection with the vote on the adoption of an amendment to the Company's Certificate of Incorporation to increase the authorized shares of the Company's Common Stock from one hundred million (100,000,000) to two hundred million (200,000,000) shares and to increase the number of the Company's authorized Preferred Stock from one million (1,000,000) to two million (2,000,000), 56,771,696 votes were cast in favor of the adoption and 3,099,002 were cast in opposition thereto.

          In connection with the vote on the ratification of the appointment of KPMG LLP as independent auditors of ICG Communications, Inc. and its subsidiaries for the fiscal year ending December 31, 2000, 69,998,362 votes were cast in favor of the adoption and 113,480 were cast in opposition thereto.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

          (A)  Exhibits.

               (10) Material Contracts.

                    10.1:Amendment to Employment Agreement,  dated as of May 10,
                         2000, by and between ICG Communications, Inc. and Carla
                         J. Wolin.

                    10.2:Amendment to Employment Agreement,  dated as of May 10,
                         2000, by and between ICG Communications, Inc. and James Washington.

                    10.3:Amendment to Employment Agreement,  dated as of May 10,
                         2000, by and between ICG Communications, Inc. and Cindy
                         Z. Schonhaut

                    10.4:Amendment to Employment Agreement,  dated as of May 10,
                         2000, by and between ICG Communications, Inc. and Don Teague.

               (27) Financial Data Schedule.

                    27.1:Financial Data Schedule of ICG Communications, Inc. for
                         the Six Months Ended June 30, 2000.

        (B) Report on Form 8-K. The following report on Form 8-K was filed by the registrants during the six months ended June 30, 2000:

          (i) Current Report on Form 8-K dated May 4, 2000, regarding the announcement of earnings information and results of operations for the quarter ended March 31, 2000 of ICG Communications, Inc.

                                INDEX TO EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                INDEX TO EXHIBITS

     10.1 Amendment to Employment Agreement, dated as of May 10, 2000, by and between ICG Communications, Inc. and Carla J. Wolin.

     10.2 Amendment to Employment Agreement, dated as of May 10, 2000, by and between ICG Communications, Inc. and James Washington

     10.3 Amendment to Employment Agreement, dated as of May 10, 2000, by and between ICG Communications, Inc. and Cindy Z. Schonhaut.

     10.4 Amendment to Employment Agreement, dated as of May 10, 2000 by and between ICG Communications, Inc. and Don Teague.

     27.1 Financial Data Schedule of ICG Communications, Inc. for the Six Months Ended June 30, 2000.

                                  EXHIBIT 10.1

 Amendment to Employment Agreement, dated as of May 10, 2000, by and between
                 ICG Communications, Inc. and Carla J. Wolin.

                                  EXHIBIT 10.2

 Amendment to Employment Agreement, dated as of May 10, 2000, by and between
                      ICG Communications, Inc. and James Washington.

                                  EXHIBIT 10.3

 Amendment to Employment Agreement, dated as of May 10, 2000, by and between
                     ICG Communications, Inc. and Cindy Z. Schonhaut.

                                  EXHIBIT 10.4

 Amendment to Employment Agreement, dated as of May 10, 2000, by and between
                         ICG Communications, Inc. and Don Teague.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2000.

                                           ICG COMMUNICATIONS, INC.





Date:  August 14, 2000                  By:  /s/ Harry R. Herbst
                                            ------------------------------------
                                           Harry R. Herbst, Executive Vice
                                           President and
                                           Chief Financial Officer (Principal
                                           Financial Officer)






Date:  August 14, 2000                  By: /s/ John V. Colgan
                                            ------------------------------------
                                           John V. Colgan, Vice President of
                                           Finance and Controller
                                          (Principal Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2000.

                                           ICG HOLDINGS (CANADA) CO.





Date:  August 14, 2000                  By:  /s/ Harry R. Herbst
                                            ------------------------------------
                                           Harry R. Herbst, Executive Vice
                                           President and
                                           Chief Financial Officer (Principal
                                           Financial Officer)






Date:  August 14, 2000                  By:    /s/ John V. Colgan
                                            ------------------------------------
                                           John V. Colgan, Vice President of
                                           Finance and
                                           Controller (Principal Accounting
                                           Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2000.

                                           ICG HOLDINGS, INC.





Date:  August 14, 2000                  By:   /s/ Harry R. Herbst
                                            ------------------------------------
                                           Harry R. Herbst, Executive Vice
                                           President and
                                           Chief Financial Officer (Principal
                                           Financial Officer)






Date:  August 14, 2000                  By:   /s/ John V. Colgan
                                            ------------------------------------
                                           John V. Colgan, Vice President of
                                           Finance and
                                           Controller (Principal Accounting
                                           Officer)